Form 10-Q
period 1995-03-31
EMCON
filed 1995-05-12
CIK 819977

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended                           Commission file number
        March 31, 1995                                            0-16225


                                     EMCON
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                            94-1738964
- - - - -------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                                 94402
- - - - ------------------------------------                             ---------------
                                                                    (Zip Code)

                                 (415) 375-1522
                         -----------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X   No
                                       ---    ---

8,245,126 shares of Common Stock Issued and Outstanding as of May 3, 1995.

                                     EMCON

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                            Page

FACING SHEET..................................................................1

TABLE OF CONTENTS.............................................................2

PART I           Financial Information

  ITEM 1         Financial Statements
                  Consolidated Balance Sheets -
                  March 31, 1995 and December 31, 1994........................3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1995 and 1994..................4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1995 and 1994..................5

                  Notes to Consolidated Financial Statements..................6

  ITEM 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................8

PART II          Other Information............................................9

SIGNATURES ..................................................................10

INDEX TO EXHIBITS............................................................11

EMCON
CONSOLIDATED BALANCE SHEETS

- - - - -------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                          1995         1994
 (In thousands, except share amounts)                  (Unaudited)   (Audited)
- - - - --------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents .........................      $ 2,584        $ 5,152
Marketable securities .............................        1,975          2,436
Accounts receivable, net of allowance for
  doubtful accounts of $1,063 and $975 at
  March 31, 1995 and December 31, 1994,
  respectively ....................................       37,264         38,323
Prepaid expenses and other current assets .........        4,281          3,253
                                                         --------       --------
     Total Current Assets .........................       46,104         49,164

Net property and equipment, at cost ...............       18,239         18,651

Intangible assets, net of amortization ............        9,019          9,202
Other assets ......................................        3,736          3,810
                                                         --------       --------

     Total Assets .................................      $77,098        $80,827
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..................................      $ 5,282        $ 8,846
Accrued payroll and related benefits ..............        4,751          5,580
Other accrued liabilities .........................        2,043          1,908
Non-current obligations due within one year .......          248            248
                                                         --------       --------

     Total Current Liabilities ....................       12,324         16,582

Non-current obligations ...........................        1,116          1,186
Commitments and contingencies .....................           --             --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares
  authorized; no shares issued or outstanding .....           --             --
Common stock, no par value, 15,000,000
  shares authorized; 8,245,126 and 8,186,279 shares
  issued and outstanding at March 31, 1995 and
  December 31, 1994, respectively .................       41,147         40,958
Retained earnings .................................       22,529         22,132
Unrealized gains/(losses) on marketable securities.          (18)           (31)
                                                         --------       --------
  Total Shareholders' Equity ......................       63,658         63,059
                                                         --------       --------

  Total Liabilities and Shareholders' Equity ......      $77,098        $80,827
                                                         ========       ========

See accompanying notes

                                      EMCON

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


- - - - --------------------------------------------------------------------------------
                                                             Three months ended
                                                                   March 31,
                                                             ------------------
(In thousands, except per share amounts)                      1995        1994
- - - - --------------------------------------------------------------------------------
Gross revenue ........................................      $30,369      $21,712
Outside services, at cost ............................        4,093        2,970
                                                            --------     -------
  Net revenue ........................................       26,276       18,742

Costs and expenses:
  Direct expenses ....................................        9,986        7,070
  Indirect expenses ..................................       15,762       11,523
                                                            --------     -------
     Income from operations                                     528          149

Interest income, net .................................           59          112
Equity in loss of affiliate ..........................          (20)          --
                                                            --------     -------
Income before provision for income taxes..............          567          261
Provision for income taxes ...........................          170           73
                                                            --------     -------
Net income ...........................................      $   397      $   188
                                                            ========     =======
Income per share .....................................      $  0.05      $  0.03
                                                            ========     =======


See accompanying notes

                                     EMCON

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


- - - - --------------------------------------------------------------------------------
                                                             Three months ended
                                                                   March 31,
Increase (decrease) in cash and cash equivalents             -------------------
(in thousands)                                                  1995       1994
- - - - --------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income ..............................................   $   397    $  188
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
    Depreciation and amortization .........................     1,361       893
    Loss on sale/disposal of property and equipment .......        29        18
    Increase in salary continuation plan ..................        21        25
    Changes in operating assets and liabilities:
       Accounts receivable ................................     1,059     2,172
       Prepaid expenses and other current assets ..........    (1,028)     (892)
       Other assets .......................................        82        22
       Accounts payable ...................................    (3,564)   (1,320)
       Accrued payroll and related benefits ...............      (829)     (677)
       Other accrued liabilities ..........................       135      (186)
- - - - --------------------------------------------------------------------------------
     Net cash provided by (used for) operating activities .    (2,337)      243
- - - - --------------------------------------------------------------------------------
Cash flow from investing activities:
  Additions to property and equipment .....................      (844)   (1,654)
  Purchases of available for sale securities ..............       (25)   (1,001)
  Maturities of available for sale securities .............       499     2,000
  Proceeds from sale of property and equipment ............        20        59
- - - - --------------------------------------------------------------------------------
    Net cash used for investing activities ................      (350)     (596)
- - - - --------------------------------------------------------------------------------
Cash flow from financing activities:
  Payment of current and noncurrent obligations ...........       (70)       31
  Issuance of common stock for cash .......................       189       314
  Repurchase of common stock ..............................        --      (356)
- - - - --------------------------------------------------------------------------------
    Net cash provided by (used for) financing activities ..       119       (11)
- - - - --------------------------------------------------------------------------------
Decrease in cash and cash equivalents .....................    (2,568)     (364)
Cash and cash equivalents, beginning of year ..............     5,152    10,578
- - - - --------------------------------------------------------------------------------
Cash and cash equivalents, end of period ..................   $ 2,584   $10,214
- - - - --------------------------------------------------------------------------------



See accompanying notes

                                     EMCON

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     While the financial information is unaudited, the statements in this report reflect all adjustments, which are normal and recurring, that are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the balance sheets. The operating results for the interim periods presented are not necessarily indicative of performance for the entire year.

     These financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1994.

2.   Restructuring Charges

     In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the quarter ended March 31, 1995, $358,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At March 31, 1995, $431,000 of accrued restructuring costs were included in other accrued liabilities. To-date, $750,000 of restructuring charges have been incurred.

3. Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York.

     The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the three month period ended March 31, 1994, had the acquisition occurred at the beginning of the period presented.

Three months ended March 31, 1994 (Unaudited)
(in thousands)
- - - - --------------------------------------------------------------------------------
Net revenue    ...................................................      $23,510
Net loss       ...................................................         (967)
Loss per share ...................................................      $ (0.11)
- - - - --------------------------------------------------------------------------------

     The above proforma results of operations do not purport to reflect the actual results of operations had the Company actually acquired Wehran as of the beginning of the period presented.

 4.  Litigation

     As a professional services firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.   Income Per Share

     Income per share is based on the weighted average number of common and dilutive common - equivalent shares outstanding using the modified treasury stock method for the three months ended March 31, 1995 and 1994.

6.   Other

     In 1994, the Company converted to a fifty-two/fifty-three week fiscal year which will result in a fifty-two week year in 1995. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar period.

                                     EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Net revenue for the first quarter of 1995 totalled $26,276,000, a 40.2% increase compared with $18,742,000 for the first quarter of 1994. The increase in net revenue is primarily due to the acquisition of Wehran in April, 1994 (Wehran contributed net revenue of $5,471,000 in the quarter ended March 31, 1995) and, to a lesser extent, the sale of certain proprietary technology and an increase in revenues of the Company's laboratory division, as a result of its new facilities in Florida and Southern California.

Direct expenses for the quarter ended March 31, 1995, were $9,986,000, which includes compensation for billable hours for technical and professional staff and other project related costs charged to the client, compared with $7,070,000 in the same quarter of 1994. The increase in direct expenses is primarily due to the acquisition of Wehran in April, 1994 (Wehran incurred direct expenses of $1,980,000 in the quarter ended March 31, 1995) and to a lesser extent the growth of its laboratory facilities in Florida and Southern California. Direct expenses as a percent of net revenue in 1995 remained relatively unchanged from the same quarter of 1994.

Indirect expenses for the quarter ended March 31, 1995, were $15,762,000, compared to $11,523,000 in the first quarter of 1994. Indirect expenses include non-billable hours for professional and technical staff, and general and administrative expenses such as rent, bonuses, benefits, insurance, legal and depreciation. Indirect expenses, as a percent of net revenue in the first quarter of 1995 and 1994, were 60.0% and 61.5%, respectively. The improvement was principally due to cost containment and restructuring measures put in place during the fourth quarter of 1994.

Income from operations increased to $528,000 in the quarter ended March 31, 1995 from $149,000 in the same quarter of 1994. Income from operations in the first quarter of 1995 included approximately $250,000 directly attributable to the sale of proprietary technology.

Interest income, net of interest expense, was $59,000 for the first quarter in 1995, versus $112,000 in the comparable 1994 quarter due to a decrease in average invested cash during the period.


LIQUIDITY AND CAPITAL RESOURCES

During  the  first  quarter  of  1995,  the  Company   financed  its  operations
principally from cash and marketable securities on hand, cash generated by operations, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used by operations during the first quarter of 1995 was $2,337,000. The Company at March 31, 1995 had cash, cash equivalents, and marketable securities of $4,559,000.

The Company invested $844,000 for the purchase of property and equipment in the first quarter of 1995, primarily for computers and communication systems and to a lesser extent, for laboratory equipment.

The Company believes that cash generated from operations and its available bank line, together with existing cash and marketable securities, will be sufficient to meet the Company's capital needs for at least the next twelve months.

                                     EMCON

                           PART II OTHER INFORMATION

Items 1. - 4.   Not applicable.

Item  5.        Other Information

                In February 1995, Mr. Donald R. Kerstetter was appointed to the Board of Directors to fill the vacancy created by the expansion of the variable board to nine directors.

Item 6.         Exhibits and Reports

(a)  Exhibits - See Index to Exhibits on Page 11.

(b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995.

                                     EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 1995                             EMCON


                                               R. Michael Momboisse
                                               --------------------------------
                                               R. MICHAEL MOMBOISSE
                                               Chief Financial Officer and
                                               Vice President - Legal
                                               (Duly authorized and principal
                                               financial and accounting officer)

                                     EMCON

                               INDEX TO EXHIBITS
                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- - - - ------                                                             ------------

2.1    Agreement and Plan of Reorganization dated effective April       *
       1, 1994, among Wehran Envirotech, Inc., Registrant and certain other related parties, incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated
       May 26, 1994.

2.2    Certificate   of  Ownership   reflecting   the  merger  of       *
       Registrant's    wholly-owned   subsidiary,    Wehran/Emcon
       Northeast,  Inc. into  Registrant  effective  December 20,
       1994, incorporated by reference from Exhibit 2.2 of the 1994 10-K.

2.3    Certificate   of  Ownership   reflecting   the  merger  of        *
       Registrant's  wholly-owned subsidiary,  Wehran Engineering
       Corporation, into Registrant effective December 23, 1994, incorporated by reference from Exhibit 2.3 of the 1994
       10-K.

2.4    Certificate   of  Ownership   reflecting   the  merger  of        *
       Registrant's wholly-owned subsidiary, EA Associates, into Registrant effective December 31, 1994, incorporated by reference from Exhibit 2.4 of the 1994 10-K.

2.5    Certificate   of  Ownership   reflecting   the  merger  of        *
       Registrant's wholly-owned  subsidiaries,  EMCON Northwest,
       Inc., EMCON Southeast, Inc., EMCON Baker-Shiflett, Inc., and Eldredge Engineering Associates, Inc., into Registrant effective December 31, 1994, incorporated by reference from Exhibit 2.5 of the 1994 10-K.

10.1   Standard  Commercial  Lease dated August 1, 1985,  between        *
       Archer Business  Complex and Registrant (the "ABC Lease"),
       incorporated   by  reference  from  Exhibit  10.5  of  the
       Registrant's  Registration Statement on Form S-1 (File No.
       33-16337)  effective  September  16,  1987 (the  "Form S-1
       Registration Statement").

10.2   Amendment to the ABC Lease between Archer Business Complex        *
       and Registrant dated September 30, 1992, incorporated by reference from Exhibit 10.10 of the Annual Report on Form
       10-K for the fiscal  year  ended  December  31,  1992 (the
       "1992 10-K").

                                     EMCON
                          (Index to Exhibit Continued)
                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- - - - ------                                                             ------------

10.3   Second  and  Third  Amendments  to the ABC  Lease  between       *
       Archer  Business  Complex and Registrant  dated October 4,
       1993 and January 1, 1994, respectively, incorporated by reference from Exhibit 10.2 of the Annual Report on Form
       10-K for the fiscal  year  ended  December  31,  1993 (the
       "1993 10-K").

10.4   Standard  Commercial  Lease dated August 1, 1986,  between       *
       the Royal Partnership and Sweet-Edwards & Associates, Inc.
       (since  merged  into  the   Registrant)   incorporated  by
       reference  from Exhibit 10.9 of the Form S-1  Registration
       Statement.

10.5   EMCON 1986  Incentive  Stock  Option  Plan and  Amendment,        *(1)
       incorporated  by reference  from Exhibit 10.15 of the Form
       S-1 Registration Statement.

10.6   Form of Agreement  pursuant to Salary  Continuation  Plan,        *(1)
       incorporated  by reference  from Exhibit 10.17 of the Form
       S-1 Registration Statement.

10.7   Schedule   identifying   Agreements   pursuant  to  Salary        *(1)
       Continuation Plan between Registrant and certain employees incorporated by reference from Exhibit 10.7 of the 1994
       10-K.

10.8   Form of Indemnity  Agreement  between the  Registrant  and        *
       each  of  the   Registrant's   officers   and   directors,
       incorporated by reference from Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988 10-K").

10.9   EMCON  1988 Stock  Option  Plan,  amended  by  shareholder        *(1)
       approval on May 25, 1994,  including form of  Nonqualified
       Stock Option Agreement (Outside Directors), incorporated by reference from Exhibit 10.9 of Registrant's Quarterly
       Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

10.10  EMCON  Employee  Stock  Purchase  Plan   incorporated   by        *(1)
       reference from Exhibit 10.25 of the 1989 10-K.

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- - - - ------                                                             ------------

10.11  EMCON Restricted Stock Plan incorporated by reference from        *(1)
       Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.12  EMCON Deferred Compensation Plan effective January 1, 1994        *(1)
       incorporated  by reference  from Exhibit 10.12 of the 1993
       10-K.

10.13  Trust Agreement for the EMCON Deferred  Compensation  Plan        *(1)
       and Salary Continuation Plan Trust dated February 29, 1994 between Registrant and Wells Fargo Bank, N.A. incorporated by reference from Exhibit 10.13 of the 1993 10-K.

10.14  Credit Agreement between The Bank of California,  N.A. and        *
       Registrant  dated  September 20, 1991 with Amendment dated
       May 31, 1992 incorporated by reference from Exhibits 10.11 and 10.12 of the 1992 10-K.

10.15  Second Amendment to Credit  Agreement  between The Bank of        *
       California,  N.A. and Registrant  dated  effective May 31,
       1992 incorporated by reference from Exhibit 10.13 of Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

10.16  Third  Amendment to Credit  Agreement  between The Bank of        *
       California,  N.A. and Registrant  dated  effective June 2,
       1994, incorporated by reference from Exhibit 10.16 of the June 30, 1994 10-Q.

10.17  Letter Agreement  between Thorley D. Briggs and Registrant        *(1)
       dated  September 15, 1993  incorporated  by reference from
       Exhibit  10.18 of  Registrant's  Quarterly  Report on Form
       10-Q  for  the  quarter  ended  September  30,  1993  (the
       "September 30, 1993 10-Q").

10.18  Letter of Agreement  between H. Lee Fortier and Registrant        *(1)
       dated  March  14,  1994  incorporated  by  reference  from
       Exhibit 10.21 of the Registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1994.

10.19  Letter of Agreement between James M. Felker and Registrant        *(1)
       dated  December 7, 1992,  incorporated  by reference  from
       Exhibit 10.16 of the 1992 10-K.

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- - - - ------                                                             ------------

10.20  Letter Agreement  between Thorley D. Briggs and Registrant        *(1)
       dated  July  19,  1994,  incorporated  by  reference  from
       Exhibit 10.20 of the 1994 10-K.

10.21  Letter  Agreement  between James M. Felker and  Registrant        *(1)
       dated  October 31, 1994,  incorporated  by reference  from
       Exhibit 10.21 of the 1994 10-K.

11.1   Computation of Income Per Share.  Incorporated  as part of        15
       this submission as document type Ex-11.1.

- - - - ------------

*     Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.