Form 10-Q/A
period 1995-03-31
EMCON
filed 1995-07-06
CIK 819977

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended                           Commission file number
        March 31, 1995                                            0-16225


                                     EMCON
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                            94-1738964
- - -------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                                 94402
- - ------------------------------------                             ---------------
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

The purpose of this Amendment is to add the Financial Data Schedule which was inadvertently omitted from the Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 1995.

                                     EMCON

                               INDEX TO EXHIBITS
                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
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

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
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

27     Financial  Data  Schedule.  Incorporated  as  part of this        16
       submission as document type EX-27.
- - ------------

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



Date:  July 5, 1995                            EMCON


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