Form 10-Q
period 1995-06-30
EMCON
filed 1995-08-04
CIK 819977

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission file number
         June 30, 1995                                            0-16225

                                     EMCON
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             California                                           94-1738964
- ------------------------------------                        -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                                94402
- ------------------------------------                            ---------------
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


8,245,126 shares of Common Stock Issued and Outstanding as of  July 31, 1995.

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

PART I    Financial Information

  ITEM 1  Financial Statements

               Consolidated Balance Sheets -
               June 30, 1995 and December 31, 1994............................3

               Consolidated Statements of Income -
               Three months and six months ended
               June 30, 1995 and 1994.........................................4

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 1995 and 1994........................5

               Notes to Consolidated Financial Statements.....................6

  ITEM 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................8

PART II   Other Information..................................................10

  ITEM 4  Submission of Matters to a Vote of Security Holders................10

SIGNATURES...................................................................12

INDEX TO EXHIBITS............................................................13

EMCON
CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------
                                                         June 30,  December 31,
                                                           1995        1994
(In thousands, except share amounts)                   (Unaudited)   (Audited)
- --------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ..........................    $   3,808     $   5,152
Marketable securities ..............................        2,017         2,436
Accounts receivable, net of allowance
   for doubtful accounts of $1,125 and
   $975 at June 30, 1995 and
   December 31, 1994, respectively .................       37,980        38,323
Prepaid expenses and other current assets ..........        3,406         3,253
                                                        ---------     ---------

   Total Current Assets ............................       47,211        49,164

Net property and equipment, at cost ................       18,105        18,651

Intangible assets, net of amortization .............        8,866         9,202
Other assets .......................................        4,092         3,810
                                                        ---------     ---------

   Total Assets ....................................    $  78,274     $  80,827
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ...................................    $   5,213     $   8,846
Accrued payroll and related benefits ...............        5,287         5,580
Other accrued liabilities ..........................        2,099         1,908
Non-current obligations due within one year ........          167           248
                                                        ---------     ---------

   Total Current Liabilities .......................       12,766        16,582

Non-current obligations ............................        1,135         1,186
Commitments and contingencies ......................           --            --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000
   shares authorized; no shares issued or
   outstanding .....................................           --            --
Common stock, no par value, 15,000,000 shares
   authorized; 8,245,126 and 8,186,279 shares
   issued and outstanding at June 30, 1995 and
   December 31, 1994, respectively .................       41,142        40,958
Retained earnings ..................................       23,240        22,132
Unrealized losses on marketable securities .........           (9)          (31)
                                                        ---------     ---------

   Total Shareholders' Equity ......................       64,373        63,059
                                                        ---------     ---------

   Total Liabilities and Shareholders' Equity ......    $  78,274     $  80,827
                                                        =========     =========

See accompanying notes

                                     EMCON

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------------
                                                            Three months ended       Six months ended
                                                                 June 30,                 June 30,
(In thousands,                                             ------------------      ---------------------
except per share amounts)                                  1995         1994        1995          1994
- -----------------------------------------------------------------------------------------------------------
Gross revenue .....................................     $31,116        $ 30,028   $ 61,485      $ 51,740
Outside services, at cost .........................       4,663           4,610      8,756         7,580
                                                        --------       --------   --------      --------

   Net revenue ....................................      26,453          25,418     52,729        44,160

Costs and expenses:
   Direct expenses ................................      10,050          10,006     20,036        17,076
   Indirect expenses ..............................      15,418          14,983     31,180        26,506
                                                        --------        --------  --------      --------

      Income from operations ......................         958             429      1,513           578

Interest income, net ..............................          36              85         95           197
Equity in loss of affiliates ......................          (5)             --        (25)           --
                                                        --------        --------   --------      --------

Income before provision for income taxes ..........       1,016             514      1,583           775

Provision for income taxes ........................         305             144        475           217
                                                        --------        --------   --------      --------

Net income ........................................    $    711        $    370    $  1,108      $    558
                                                       ========        ========    ========      ========

Income per share ..................................    $   0.09        $   0.05    $   0.14      $   0.08
                                                       ========        ========    ========      ========




See accompanying notes

                                     EMCON

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                              Six months ended
                                                                  June 30,
Increase (decrease) in cash and cash equivalents            --------------------
(in thousands)                                                1995        1994
- --------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income ..........................................   $  1,108    $    558
   Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:
     Depreciation and amortization .....................      2,562       1,978
     Loss on sale/disposal of property
       and equipment ...................................         56          68
     Increase in salary continuation plan ..............         35          47
     Changes in operating assets and liabilities:
           Accounts receivable .........................        343       1,985
           Prepaid expenses and other current
            assets .....................................       (153)       (517)
           Other assets ................................       (288)        200
           Accounts payable ............................     (3,633)        (50)
           Accrued payroll and related benefits ........       (293)       (501)
           Other accrued liabilities ...................         21        (537)
- --------------------------------------------------------------------------------
  Net cash provided by (used for) operating activities .       (242)      3,231
- -------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment .................     (1,830)     (3,905)
   Purchases of available for sale securities ..........        (28)     (3,500)
   Maturities of available for sale securities .........        469       6,301
   Acquisitions,  net of cash acquired .................         --       1,148
   Proceeds from sale of property and equipment ........         52         138
- --------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities      (1,337)        182
- --------------------------------------------------------------------------------
Cash flow from financing activities:
   Payment of current and noncurrent obligations .......        (51)     (6,530)
   Issuance of common stock for cash ...................        286         478
   Repurchase of common stock ..........................         --        (423)
- --------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities         235      (6,475)
- --------------------------------------------------------------------------------
Decrease in cash and cash equivalents ..................     (1,344)     (3,062)
Cash and cash equivalents, beginning of year ...........      5,152      10,578
- --------------------------------------------------------------------------------
Cash and cash equivalents, end of period ...............   $  3,808    $  7,516
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

2.  Restructuring Charges

    In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the six months ended June 30, 1995, $502,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At June 30, 1995, $287,000 of accrued restructuring costs remained and were included in other accrued liabilities.
    To-date, $894,000 of restructuring charges have been incurred.

3. Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York.

    The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the six month period ended June 30, 1995 and 1994 had the acquisition occurred at the beginning of the period presented.

                                                                (unaudited)
                                                             Six months ended
                                                                 June 30,
                                                           -------------------
    (in thousands)                                           1995        1994
- --------------------------------------------------------------------------------
    Net revenue..........................................  $52,729     $48,928
    Net income (loss)....................................    1,108        (597)
    Income (loss) per share..............................  $  0.14     $ (0.07)
- --------------------------------------------------------------------------------

    The above proforma results of operations do not purport to reflect the actual results of operations had the Company actually acquired Wehran as of the beginning of the period presented.

 4. Litigation

    As a professional services firm engaged in environmental-related matters the Company encounters potential liability, including claims for significant environmental damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5.  Income Per Share

    Income per share is based on the weighted average number of common and dilutive common - equivalent shares outstanding using the modified treasury stock method for the three months and six months ended June 30, 1995 and 1994.

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

                                     EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Current Year-to-Date versus Prior Year-to-Date. Net revenue for the first six months of 1995 totaled $52,729,000, a 19% increase from the $44,160,000 for the same period of 1994. The increase in net revenue is due in part to the inclusion of Wehran for all of the first six months of 1995 as compared to only the second quarter of 1994 following its acquisition in April of that year (Wehran contributed net revenue of $5,471,000 in the quarter ended March 31, 1995.) The increase in net revenue was also partly attributable to improvement in the Company's consulting operations in the Southeast and California markets as well as to increased revenues from the expanded operations of the laboratory division in Florida and Southern California.

Direct expenses totaled $20,036,000 for the first six months of 1995, a 17% increase from the $17,076,000 during the same period in 1994. Direct expenses include compensation for billable hours for technical and professional staff and other project related costs charged to the client. The increase in direct expenses is primarily due to the acquisition of Wehran in April 1994 (Wehran incurred direct expenses of $1,980,000 in the quarter ended March 31, 1995), and to a lesser extent, to the improved utilization of billable labor in the consulting operations and the expansion of the laboratory division's operations in Florida and Southern California. Direct expenses as a percentage of net revenue decreased to 38% from 39% during the first six months of 1995 and 1994, respectively.

Indirect expenses for the first six months of 1995 were $31,180,000, an 18% increase over $26,506,000 for the same period in 1994. Indirect expenses include nonbillable hours for professional and technical staff and general and administrative expenses such as rent, bonuses, benefits, insurance, legal and depreciation. Indirect expenses as a percent of net revenue decreased to 59% from 60% during the first six months of 1995 and 1994, respectively. The improvement was principally due to improved utilization of technical and professional staff as well as cost containment and restructuring measures put in place during the fourth quarter of 1994.

Income from operations for the first six months of 1995 was $1,513,000, a 162% increase compared to $578,000 for the same period in 1994.

The company recorded interest income, net of interest expense of $95,000 and $197,000 for the first six months of 1995 and 1994, respectively. The decrease was due to a decrease in the average invested cash during the period.

Quarter Ended June 30, 1995 and 1994. For the quarter ending June 30, 1995, net revenue totaled $26,453,000, a 4% increase from net revenue of $25,418,000 in the second quarter of 1994. The increase in net revenue was partly attributable to improvements in the Company's consulting operations in the Southeast and California markets offset in part by softness in the Midwest and Northeast operations. Net revenue was also positively impacted by the expansion of the laboratory division's operations in Florida and Southern California.

Direct expenses for the quarter ended June 30, 1995 were $10,050,000 versus $10,006,000 in the same quarter last year. Direct expenses as a percent of net revenue decreased to 38% from 39% for the quarters ended June 30, 1995 and 1994, respectively.

Indirect expenses for quarters ended June 30, 1995 and 1994, respectively, were $15,418,000, a 3% increase over $14,983,000 for the same quarter last year. Due to the increase in net revenue and somewhat improved utilization of technical and professional staff, indirect expenses, as a percent of net revenue decreased to 58% from 59% for the quarter ended June 30, 1995 and 1994, respectively.

The Company recorded interest income, net of interest expense of $36,000 for the second quarter of 1995, compared with $85,000 in the same quarter last year. The decrease was primarily due to a decrease in cash available for investment.

In July 1995, the Company announced that additional cost cutting measures will be undertaken over the balance of the year including closure of two underperforming offices and reductions of staff of approximately 5%. The Company anticipates that although the above actions may have a negative impact on revenue and expenses in the near term, such actions are an important step in returning the Company to a more acceptable level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1995, the Company financed its operations principally from cash and marketable securities on hand, cash generated by operations and the issuance of common stock under the Company's Employee Stock Purchase Plan, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used by operations during the six months ended June 30, 1995 was $242,000. The Company at June 30, 1995 had cash, cash equivalents, and marketable securities of $5,825,000.

The Company invested $1,830,000 for the purchase of property and equipment in the first six months of 1995, primarily for computers, and communication systems and to a lesser extent, for laboratory equipment.

The Company believes that cash generated from operations and its available bank line of $10,000,000, together with existing cash and marketable securities, will be sufficient to meet the Company's capital needs for at least the next twelve months.

                                     EMCON

                           PART II OTHER INFORMATION

Items 1. - 3.     Not applicable.

Item 4.           Submission of  Matters to a Vote of Security-Holders

On May 24, 1995, the Annual Meeting of the Shareholders of EMCON was held at 3:00 p.m., local time, at 1921 Ringwood Avenue, San Jose, California. Of the 8,245,126 shares outstanding as of the record date, 7,199,135 shares were present or represented by proxies at the meeting.

Election of Directors. An election of directors was held with the following individuals being elected to the Board of Directors:

                                         For               Withheld
                                      ---------            --------
    Thorley D. Briggs                 7,023,474             175,661
    Eugene M. Herson                  7,149,281              49,854
    Stephen W. Vincent                7,127,751              71,384
    H. Lee Fortier                    7,136,807              62,328
    Donald R. Andres                  7,045,784             153,351
    Douglas P. Crane                  7,150,245              48,890
    Jack M. Marzluft                  7,145,359              53,776
    Donald R. Kerstetter              7,166,718              32,417
    Peter Vardy                       7,165,775              33,360

Amendment to Employee Stock Purchase Plan. The shareholders voted to amend the EMCON Employee Stock Purchase Plan (the "Plan") to increase the number of shares of Common Stock authorized for issuance thereunder by 350,000. The proposal received 6,301,755 affirmative votes, 509,103 negative votes, 39,377 abstentions and 348,900 broker non-votes.

Ratification of Appointment of Independent Auditors. The shareholders voted to ratify the appointment of Ernst & Young LLP as EMCON's independent auditors for the fiscal year ending December 31, 1995. The proposal received 7,120,642 affirmative votes, 44,529 negative votes, 33,877 abstentions, and 87 broker non-votes.

Item  5.          Other Information

In July 1995, Mr. Thorley D. Briggs retired as Chairman of the Board and as a director of the Company. At the July 28, 1995 meeting of the Board of Directors, Mr. Douglas P. Crane was unanimously elected to serve as the new Chairman of the Board.

Item 6.           Exhibits and Reports

                  (a)  Exhibits - See Index to Exhibits on Page 13.

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.

                                     EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 3, 1995                          EMCON


                                               R. Michael Momboisse
                                               -----------------------
                                               R. MICHAEL MOMBOISSE
                                               Chief Financial Officer and
                                               Vice President - Legal
                                               (Duly authorized and principal
                                               financial and accounting officer)

                                     EMCON

                               INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
- ------                                                              ------------

2.1     Agreement and Plan of Reorganization dated effective             *
        April  1,  1994,  among  Wehran  Envirotech,   Inc.,
        Registrant   and  certain  other  related   parties,
        incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated May 26, 1994.

2.2     Certificate  of Ownership  reflecting  the merger of             *
        Registrant's  wholly-owned subsidiary,  Wehran/Emcon
        Northeast,  Inc. into Registrant  effective December
        20, 1994, incorporated by reference from Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994
        10-K").

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

                                     EMCON
                          (Index to Exhibit Continued)

                                                                    Seqentially
Exhibit                                                               Numbered
Number                                                                  Page
- ------                                                              ------------

10.1    Standard  Commercial  Lease  dated  August 1,  1985,             *
        between Archer Business  Complex and Registrant (the
        "ABC Lease"), incorporated by reference from Exhibit
        10.5 of the Registrant's  Registration  Statement on
        Form S-1 (File No. 33-16337) effective September 16,
        1987 (the "Form S-1 Registration Statement").

10.2    Amendment to the ABC Lease between  Archer  Business             *
        Complex and Registrant dated September 30, 1992, incorporated by reference from Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended
        December 31, 1992 (the "1992 10-K").

10.3    Second and Third Amendments to the ABC Lease between             *
        Archer Business Complex and Registrant dated October
        4,  1993  and   January   1,   1994,   respectively,
        incorporated by reference from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993 (the "1993 10-K").

10.4    Standard  Commercial  Lease  dated  August 1,  1986,             *
        between the Royal  Partnership  and  Sweet-Edwards &
        Associates, Inc. (since merged into the Registrant) incorporated by reference from Exhibit 10.9 of the Form S-1 Registration Statement.

10.5    EMCON  1986   Incentive   Stock   Option   Plan  and             *(1)
        Amendment,  incorporated  by reference  from Exhibit
        10.15 of the Form S-1 Registration Statement.

10.6    Form of  Agreement  pursuant to Salary  Continuation             *(1)
        Plan, incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

10.7    Schedule  identifying  Agreements pursuant to Salary             *(1)
        Continuation Plan between Registrant and certain employees incorporated by reference from Exhibit
        10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the
        "1994 10-K").

                           EMCON
                (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- ------                                                             -------------

10.8    Form of Indemnity  Agreement  between the Registrant             *
        and each of the Registrant's officers and directors, incorporated by reference from Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988
        10-K").

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

10.10   EMCON   Employee  Stock  Purchase  Plan  amended  by            18(1)
        shareholder approval on May 24, 1995 as part of this submission as document type EX-10.10.

10.11   EMCON   Restricted   Stock  Plan   incorporated   by             *(1)
        reference from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.12   EMCON Deferred  Compensation  Plan effective January             *(1)
        1, 1994 incorporated by reference from Exhibit 10.12 of the 1993 10-K.

10.13   Trust Agreement for the EMCON Deferred  Compensation             *(1)
        Plan  and  Salary   Continuation  Plan  Trust  dated
        February 29, 1994 between Registrant and Wells Fargo
        Bank,  N.A.  incorporated  by reference from Exhibit
        10.13 of the 1993 10-K.

10.14   Credit  Agreement  between  The Bank of  California,             *
        N.A. and  Registrant  dated  September 20, 1991 with
        Amendment   dated  May  31,  1992   incorporated  by
        reference  from Exhibits 10.11 and 10.12 of the 1992
        10-K.

                           EMCON
                (Index to Exhibit Continued)


                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                 Page
- ------                                                             -------------
10.15   Second  Amendment  to Credit  Agreement  between The            *
        Bank  of  California,   N.A.  and  Registrant  dated
        effective May 31, 1992 incorporated by reference from Exhibit 10.13 of Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

10.16   Third Amendment to Credit Agreement between The Bank            *
        of California,  N.A. and Registrant  dated effective
        June 2, 1994, incorporated by reference from Exhibit
        10.16 of the June 30, 1994 10-Q.

10.17   Fourth  Amendment  to Credit  Agreement  between the            32
        Bank  of  California,   N.A.  and  Registrant  dated
        effective May 31, 1995, as part of this submission as document type EX-10.17.

10.18   Letter  Agreement  between  Thorley  D.  Briggs  and            *(1)
        Registrant dated September 15, 1993  incorporated by
        reference   from  Exhibit   10.18  of   Registrant's
        Quarterly  Report on Form 10-Q for the quarter ended
        September 30, 1993 (the "September 30, 1993 10-Q").

10.19   Letter  of  Agreement  between  H. Lee  Fortier  and            *(1)
        Registrant dated March 14, 1994 incorporated by reference from Exhibit 10.21 of the Registrant's
        Quarterly  Report on Form 10-Q for the quarter ended
        September 30, 1994.

10.20   Letter of  Agreement  between  James M.  Felker  and            *(1)
        Registrant dated December 7, 1992, incorporated by reference from Exhibit 10.16 of the 1992 10-K.

10.21   Letter  Agreement  between  Thorley  D.  Briggs  and            *(1)
        Registrant dated July 19, 1994, incorporated by reference from Exhibit 10.20 of the 1994 10-K.

10.22   Letter   Agreement   between  James  M.  Felker  and            *(1)
        Registrant dated October 31, 1994, incorporated by reference from Exhibit 10.21 of the 1994 10-K.

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
- ------                                                             ------------

11.1    Computation  of Income  Per Share.  Incorporated  as            35
        part of this submission as document type Ex-11.1.

27      Financial  Data  Schedule.  Incorporated  as part of            36
        this submission as document type EX-27.

- ------------

*      Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.