Form 10-Q
period 1995-09-30
EMCON
filed 1995-11-08
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                     EMCON

             (Exact name of Registrant as specified in its charter)


           California                                          94-1738964
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)
400 South El Camino Real, Suite 1200,                             94402
San Mateo, California                                           (Zip Code)
(Address of  principal executive offices


       Registrant's telephone number, including area code: (415) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [ X ]     No [ ]

8,329,343 shares of Common Stock Issued and Outstanding as of  October 27, 1995.

                                     EMCON
                                     INDEX
                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




                                                                         Page
                                                                        Number

FACING SHEET........................................................       1

TABLE OF CONTENTS...................................................       2

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994...........       3

               Consolidated Statements of Income
                 Three months and nine months ended
                 September 30, 1995 and 1994........................       4

               Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1995 and 1994......       5

               Notes to Consolidated Financial Statements...........       6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations........       8

PART II.  OTHER INFORMATION.........................................      10

Signatures..........................................................      11

Index to Exhibits...................................................      12

                                     EMCON
                          CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                 September 30,   December 31,
                                                     1995           1994
(In thousands, except share amounts)             (Unaudited)      (Audited)
------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents .....................     $ 6,817         $ 5,152
Marketable securities .........................       1,002           2,436
Accounts receivable, net of allowance
for doubtful accounts of $1,335 and
$975 at September 30, 1995 and
December 31, 1994, respectively ...............      37,163          38,323
Prepaid expenses and other current assets .....       2,159           3,253
                                                    --------        --------

Total Current Assets ..........................      47,141          49,164

Net property and equipment, at cost ...........      16,614          18,651

Intangible assets, net of amortization ........       8,713           9,202
Other assets ..................................       5,534           3,810
                                                    --------        --------

Total Assets ..................................     $78,002         $80,827
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..............................     $ 4,960         $ 8,846
Accrued payroll and related benefits ..........       4,608           5,580
Other accrued liabilities .....................       1,681           1,908
Non-current obligations due within one year ...         187             248
                                                    --------        --------

Total Current Liabilities .....................      11,436          16,582

Non-current obligations .......................       1,331           1,186
Commitments and contingencies .................          --              --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000
shares authorized; no shares issued or
outstanding ...................................          --             --
Common stock, no par value, 15,000,000 shares
authorized; 8,329,343 and 8,186,279 shares
issued and outstanding at September 30, 1995
and December 31, 1994, respectively ............     41,357          40,958
Retained earnings ..............................     23,890          22,132
Unrealized losses on marketable securities .....        (12)            (31)
                                                    --------        --------

Total Shareholders' Equity .....................     65,235          63,059

Total Liabilities and Shareholders' Equity .....    $78,002         $80,827
                                                    ========        ========
See accompanying notes

                                     EMCON

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                           Three months ended     Nine months ended
                                                              September 30,          September 30,
(In thousands, except per share amounts)                   1995          1994      1995          1994
-------------------------------------------------------------------------------------------------------
Gross revenue ........................................   $32,106        $30,987  $93,591        $82,727
Outside services, at cost ............................     5,470          4,510   14,226         12,090
                                                         --------       -------- --------       --------

   Net revenue .......................................    26,636         26,477   79,365         70,637

Costs and expenses:
   Direct expenses ...................................    10,237          9,982   30,273         27,058
   Indirect expenses .................................    15,608         15,589   46,763         42,095
                                                         --------       -------- --------       --------

      Income from operations .........................       791            906    2,329          1,484

Interest income, net .................................        71             50      166            247
Equity in loss of affiliates .........................        (3)            --      (53)            --
                                                         --------       -------- --------       --------

Income before provision for income taxes .............       859            956    2,442          1,731

Provision for income taxes ...........................       209            261      684            478
                                                         --------       -------- --------       --------

Net income ...........................................   $   650        $   695  $ 1,758        $ 1,253
                                                         ========       ======== =========      ========

Income per share .....................................   $  0.08        $  0.09  $  0.22        $  0.16
                                                         ========       ======== ========       ========




See accompanying notes

                                     EMCON

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------
                                                              Nine months ended
                                                                September 30,
Increase (decrease) in cash and cash equivalents              -----------------
(in thousands)                                                1995       1994
-------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income ...........................................   $ 1,758    $  1,253
   Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
       Depreciation and amortization ....................     3,867       3,163
       Loss on sale/disposal of property and equipment ..       149          89
       Increase in salary continuation plan .............        52          71
       Changes in operating assets and liabilities:
           Accounts receivable ..........................     1,160       1,219
           Prepaid expenses and other current assets ....     1,094         (65)
           Other assets .................................      (647)        (47)
           Accounts payable .............................    (3,886)       (909)
           Accrued payroll and related benefits .........      (972)       (369)
           Other accrued liabilities ....................      (375)       (300)
-------------------------------------------------------------------------------
  Net cash provided by operating activities .............     2,200       4,105
-------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment ..................    (2,693)     (5,371)
   Purchases of available for sale securities ...........        (1)     (5,984)
   Maturities of available for sale securities ..........     1,454       8,800
   Acquisitions,  net of cash acquired ..................      --           258
   Proceeds from sale of property and equipment .........        59         194
-------------------------------------------------------------------------------
   Net cash used for investing activities ...............    (1,181)     (2,103)
-------------------------------------------------------------------------------
Cash flow from financing activities:
   Payment of current and noncurrent obligations ........       145      (6,715)
   Issuance of common stock for cash ....................       501         698
   Repurchase of common stock ...........................      --          (788)
-------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities .       646      (6,805)
-------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ........     1,665      (4,803)
Cash and cash equivalents, beginning of year ............     5,152      10,578
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period ................   $ 6,817    $  5,775
-------------------------------------------------------------------------------

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

2.   Restructuring Charges

    In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the nine months ended September 30, 1995, $556,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At September 30, 1995, $233,000 of accrued restructuring costs remained and were included in other accrued liabilities. To-date, $948,000 of restructuring charges have been incurred.

3. Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York.

    The following  summarizes  the  unaudited pro forma net revenue,  net income
    (loss), and income (loss) per share for the combined company for the nine month period ended September 30, 1995 and 1994 had the acquisition occurred at the beginning of the periods presented.

                                                             (unaudited)
                                                          Nine months ended
                                                             September 30,
                                                      -------------------------
    (in thousands)                                       1995           1994
    ---------------------------------------------------------------------------
    Net revenue......................................  $79,365        $75,405
    Net income.......................................    1,758             98
    Income per share.................................  $  0.22        $  0.02
    ---------------------------------------------------------------------------

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

5.  Income Per Share

    Income per share is based on the weighted average number of common and dilutive common - equivalent shares outstanding using the modified treasury stock method for the three months and nine months ended September 30, 1995 and 1994.

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

7.  Supplemental Cash Flow Information

    In the quarter ended September 30, 1995 the Company sold property in exchange for $1,100,000 in marketable trade credits which will be used to reduce cash payments of future reoccurring corporate expenses. The amount is included in other assets in the accompanying balance sheet.

    The sale of the property resulted in a minimal gain.


                                     EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Current Year-to-Date versus Prior Year-to-Date. Net revenue for the first nine months of 1995 totalled $79,365,000, a 12.4% increase from the $70,637,000 for the same period of 1994. The increase in net revenue is due in part to the inclusion of Wehran for all of the first nine months of 1995 as compared to only the second and third quarters of 1994 following its acquisition in April of that year (Wehran contributed net revenue of $5,471,000 in the quarter ended March 31, 1995.) The increase in net revenue was also partly attributable to improvement in the Company's consulting operations in the Southeast, Oregon and California markets offset by significant underperformance of operations in the Northeast and Midwest markets. Net revenue was also positively impacted by the expansion of the laboratory division's operations in Florida and Southern California.

Direct expenses totalled $30,273,000 for the first nine months of 1995, a 11.9% increase from the $27,058,000 during the same period in 1994. Direct expenses include compensation for billable hours for technical and professional staff and other project related costs charged to the client. The increase in direct expenses is primarily due to the acquisition of Wehran in April 1994 (Wehran incurred direct expenses of $1,980,000 in the quarter ended March 31, 1995) and, to a lesser extent, to the improved utilization of billable labor in the consulting operations and the expansion of the laboratory division's operations in Florida and Southern California. Direct expenses as a percentage of net revenue remained relatively constant at 38.1% and 38.3% during the first nine months of 1995 and 1994, respectively.

Indirect expenses for the first nine months of 1995 were $46,763,000, an 11.1% increase over $42,095,000 for the same period in 1994. Indirect expenses include nonbillable hours for professional and technical staff and general and administrative expenses such as rent, bonuses, benefits, insurance, legal and depreciation. Indirect expenses as a percent of net revenue decreased to 58.9% from 59.6% during the first nine months of 1995 and 1994, respectively. The improvement was principally due to improved utilization of technical and professional staff as well as cost containment and restructuring measures put in place during the fourth quarter of 1994.

Income from operations for the first nine months of 1995 was $2,329,000, a 56.9% increase compared to $1,484,000 for the same period in 1994.

The company recorded interest income, net of interest expense of $166,000 and $247,000 for the first nine months of 1995 and 1994, respectively. The decrease was due to a decrease in the average invested cash during the period.

Quarter Ended September 30, 1995 and 1994. For the quarter ending September 30, 1995, net revenue totalled $26,636,000, a 0.6% increase from net revenue of $26,477,000 in the third quarter of 1994. The increase in net revenue was partly attributable to significant improvements in the Company's consulting operations in the Oregon and California markets offset in part by continued underperformance of the Midwest and Northeast operations. Net revenue was also positively impacted by the expansion of the laboratory division's operations in Florida and Southern California.

Direct expenses for the quarter ended September 30, 1995 were $10,237,000 versus $9,982,000 in the same quarter last year. Direct expenses as a percent of net revenue increased to 38.4% from 37.7% for the quarters ended September 30, 1995 and 1994, respectively.

Indirect expenses for quarters ended September 30, 1995 and 1994, remained relatively constant at $15,608,000 and $15,589,000, respectively. Due to the increase in net revenue and improved utilization of technical and professional staff, indirect expenses as a percent of net revenue decreased to 58.6% from 58.9% for the quarter ended September 30, 1995 and 1994, respectively.

The Company recorded interest income, net of interest expense of $71,000 for the third quarter of 1995, compared with $50,000 in the same quarter last year.

Net income for the quarter ended September 30, 1995 was $650,000, a decrease of 6.5% compared to $695,000 for the same period in 1994.

In July 1995, the Company announced that additional cost cutting measures would be undertaken over the balance of the year including closure of two underperforming offices and reductions of staff in selected areas of approximately 5%. These actions are approximately 50% complete. The Company anticipates that although the above actions may continue to have a negative impact on revenue and expenses in the fourth quarter, such actions are an important step in returning the Company to a more acceptable level of profitability in 1996 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, the Company financed its operations principally from cash and marketable securities on hand, cash generated by operations and the issuance of common stock under the Company's Employee Stock Purchase Plan, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash provided by operations during the nine months ended September 30, 1995 was $2,200,000. The Company, at September 30, 1995, had cash, cash equivalents, and marketable securities of $7,819,000.

The Company invested $2,693,000 for the purchase of property and equipment in the first nine months of 1995, primarily for computers and communication systems and to a lesser extent, for laboratory equipment.

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

                  (a)  Exhibits - See Index to Exhibits on Page 12

                  (b) Reports  on Form 8-K - No  reports  on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

                                     EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 7, 1995                     EMCON
                                               (Registrant)




                                               R. Michael Momboisse
                                               ---------------------------------
                                               R. MICHAEL MOMBOISSE
                                               Chief Financial Officer and
                                               Vice President - Legal
                                               (Duly authorized and principal
                                               financial and accounting officer)

                                     EMCON

                               INDEX TO EXHIBITS


                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                  Page
------                                                             ------------

2.1       Agreement   and  Plan  of   Reorganization   dated             *
          effective April 1, 1994, among Wehran  Envirotech,
          Inc.,   Registrant   and  certain   other  related
          parties,  incorporated  by reference  from Exhibit
          2.1 of the  Current  Report  on Form 8-K dated May
          26, 1994.

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

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                             Numbered
Number                                                                 Page
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

10.3      Second  and  Third  Amendments  to the  ABC  Lease             *
          between  Archer  Business  Complex and  Registrant
          dated   October  4,  1993  and  January  1,  1994,
          respectively,   incorporated   by  reference  from
          Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993
          10-K").

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

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                             Numbered
Number                                                                 Page
------                                                             ------------
10.8      Form of Indemnity Agreement between the Registrant             *
          and  each  of  the   Registrant's   officers   and
          directors,  incorporated by reference from Exhibit
          10.20 of the  Registrant's  Annual  Report on Form
          10-K for the fiscal year ended  December  31, 1988
          (the "1988 10-K").

10.9      EMCON  1988   Stock   Option   Plan,   amended  by             *(1)
          shareholder  approval on May 25,  1994,  including
          form  of  Nonqualified   Stock  Option   Agreement
          (Outside Directors), incorporated by reference from Exhibit 10.9 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

10.10     EMCON  Employee  Stock  Purchase  Plan  amended by             *(1)
          shareholder  approval on May 24, 1995 incorporated
          by reference  from Exhibit  10.10 of  Registrant's
          Quarterly  Report  on Form  10-Q  for  the  fiscal
          quarter  ended June 30,  1995 (the "June 30,  1995
          10-Q").

10.11     EMCON  Restricted   Stock  Plan   incorporated  by             *(1)
          reference from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December
          31, 1990.

10.12     EMCON Deferred Compensation Plan effective January             *(1)
          1, 1994  incorporated  by  reference  from Exhibit
          10.12 of the 1993 10-K.

10.13     Trust    Agreement   for   the   EMCON    Deferred             *(1)
          Compensation  Plan and  Salary  Continuation  Plan
          Trust dated  February 29, 1994 between  Registrant
          and  Wells  Fargo  Bank,   N.A.   incorporated  by
          reference from Exhibit 10.13 of the 1993 10-K.

10.14     Credit  Agreement  between The Bank of California,             *
          N.A. and Registrant  dated September 20, 1991 with
          Amendment dated May 31, 1992 incorporated by reference from Exhibits 10.11 and 10.12 of the 1992 10-K.

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                  Page
------                                                             ------------
10.15     Second Amendment to Credit  Agreement  between The             *
          Bank of California, N.A. and Registrant dated effective May 31, 1992 incorporated by reference from Exhibit 10.13 of Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

10.16     Third  Amendment to Credit  Agreement  between The             *
          Bank of California, N.A. and Registrant dated effective June 2, 1994, incorporated by reference from Exhibit 10.16 of the June 30, 1994 10-Q.

10.17     Fourth Amendment to Credit  Agreement  between the             *
          Bank of California, N.A. and Registrant dated effective May 31, 1995, incorporated by reference from Exhibit 10.17 of the June 30, 1995 10-Q.

10.18     Letter  Agreement  between  Thorley D.  Briggs and             *(1)
          Registrant dated September 15, 1993 incorporated by reference from Exhibit 10.18 of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 30, 1993
          10-Q").

10.19     Letter  Agreement   between  H.  Lee  Fortier  and             *(1)
          Registrant dated March 14, 1994 incorporated by reference from Exhibit 10.21 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.20     Letter  Agreement  between  James  M.  Felker  and             *(1)
          Registrant dated December 7, 1992, incorporated by reference from Exhibit 10.16 of the 1992 10-K.

10.21     Letter  Agreement  between  Thorley D.  Briggs and             *(1)
          Registrant dated July 19, 1994, incorporated by reference from Exhibit 10.20 of the 1994 10-K.

10.22     Letter  Agreement  between  James  M.  Felker  and             *(1)
          Registrant dated October 31, 1994, incorporated by reference from Exhibit 10.21 of the 1994 10-K.

                                     EMCON
                          (Index to Exhibit Continued)

                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
------                                                             ------------
11.1      Computation of Income Per Share.  Incorporated  as             17
          part  of  17  this  submission  as  document  type
          Ex-11.1.

27        Financial Data Schedule.  Incorporated  as part of             18
          this 18 submission as document type EX-27.

------------

*         Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.