Form 10-K
period 1995-12-31
EMCON
filed 1996-03-28
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-16225
                                      EMCON
             (Exact name of Registrant as specified in its charter)

          California                                            94-1738964
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.

 400 South El Camino Real
      Suite 1200
 San Mateo, California                                             94402
(Address, of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (415) 375-1522

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
    Title of each class                                     on which registered
    -------------------                                   ---------------------
          None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted by the National Association of Securities Dealers' Automated Quotation System on February 29, 1996, was $31,449,818. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 29, 1996, was 8,480,158.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's definitive proxy statement to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1995 are incorporated by reference in Part III of this Form 10-K.

     The Index to Exhibits appears on pages 39 of this Report. This Report, including all exhibits and attachments, contains 58 pages.

                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                          -----
    Item  1:    Business..................................................    4

    Item  2:    Properties.................................................  10

    Item  3:    Legal Proceedings..........................................  11

    Item  4:    Submission of Matters to a Vote of Security Holders........  11

PART II
    Item  5:    Market for the Registrant's Common Equity and Related
                 Stockholder Matters.......................................  12

    Item  6:    Selected FinancialData.....................................  13

    Item  7:    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  13

    Item  8:    Financial Statements and Supplementary Data................  18

    Item  9:    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................  35

PART III
    Item 10:    Directors and Executive Officers of the Registrant.........  35

    Item 11:    Executive Compensation.....................................  35

    Item 12:    Security Ownership of Certain Beneficial Owners and
                 Management................................................  35

    Item 13:    Certain Relationships and Related Transactions.............  35

PART IV
    Item 14:    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K...............................................  36

                Signatures.................................................  37

                                     PART I

ITEM 1.   BUSINESS

       EMCON (referred to herein as "EMCON" and the "Company") provides comprehensive environmental engineering, construction, and consulting services to a variety of public and private clients. EMCON is a leader in the design and remediation of solid and hazardous waste transfer, storage and disposal facilities, having participated in the design and remediation of several hundred such facilities in the United States, as well as Argentina, Canada, Hong Kong, Mexico, Peru and Venezuela. EMCON's waste facility services include site selection and evaluation, facility design, development of preprocessing and operating plans, assistance in regulatory compliance and permitting, final closure, and end-use planning and design. The Company's services also include the development of programs dealing with environmental assessments and remediation of contaminated sites, as well as services related to applied sciences such as fuel spill damage assessment, marine fate-and-effect studies and natural resource damage assessment. The Company also operates a full-service, integrated network of analytical laboratories in Alaska, Arizona, California, Florida and Washington. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists and toxicologists.
References to the Company and EMCON in this report include the Company's wholly-owned subsidiaries, unless the context indicates otherwise.

       On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland-based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,754,351 in cash plus the issuance of convertible notes held by certain senior OWT management in the principal amount of $1,824,649. The notes bear interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The notes may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the notes have not been converted into OWT shares they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2000, at a conversion price of $6.50 per share.

       In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with an interest rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes).

                                    SERVICES

                             WASTE FACILITY SERVICES

       The Company offers a full range of services to operators of solid and hazardous waste transfer, storage, recycling, and disposal facilities, from the design of the facility to post-closure, operations and maintenance, and end-use planning. Customers may utilize the full range or a portion of the Company's services.

       Through its extensive experience in disposal site design, the Company has developed expertise in three critical areas of waste disposal technology - liner systems, leachate treatment, and gas control/recovery systems. To protect surrounding soil and water, natural and synthetic liners are used to collect and contain potentially hazardous liquids percolating through the waste ("leachate"). Leachate is then collected on the surface of the liner, withdrawn from the landfill and treated using physical, chemical, evaporative and/or biological methods. Gas control and recovery systems, which may be installed on active or closed landfills, are used to control the methane gas produced by decomposing organic refuse. Where economical, recovery systems are designed to extract methane to generate heat and/or electricity, or in some cases to evaporate leachate, using the Company's patented processes. Federal regulation now requires that all new land disposal facilities utilize liners and methane control systems, and that these systems be required to meet increasingly stringent design standards.

       EMCON's services to its clients often begin with the evaluation of potential disposal facility sites. The Company's hydrogeological and geotechnical staff evaluate soils, groundwater occurrence and quality, seismic stability and potential flooding at possible locations, while other EMCON professionals analyze operational considerations, such as proximity of a site to water sources, visibility to the public and estimated operating expenses. Once desirable sites are identified, the Company assists in obtaining regulatory approvals by drafting environmental impact reports and permit applications, appearing at hearings and negotiating with government agencies.

       EMCON performs detailed cost/benefit analyses of design alternatives, using, if possible, natural features of the site to reduce cost. EMCON engineers design the solid or hazardous waste disposal facility, considering such factors as the volume and types of material to be disposed at the site, land use and public policy, physical characteristics of the site and regulatory requirements. EMCON identifies the type of natural or synthetic liners which are appropriate or required for the site and designs the monitoring systems, landfill gas control systems and leachate recovery and treatment systems. EMCON is also actively involved in the design of waste transfer stations and materials recovery facilities.

       Throughout the construction process, EMCON performs services such as preparing detailed construction documents, assisting in contractor selection, scheduling and monitoring work in progress, performing construction quality assurance review, review of contractor requests for payment and assisting with regulatory compliance and permitting. EMCON also trains disposal facility personnel, performs environmental monitoring services, and designs site maintenance programs and operating plans.

       EMCON continues to provide on-going services while a disposal facility is being operated. Modification to access roads, soil cover, fill sequences, liners and monitoring devices may be required because contours of a disposal facility change as additional waste is deposited. EMCON also monitors statutory and regulatory developments, and assists operators in implementing required design or operating changes and preparing additional permit applications and environmental reports.

       Disposal sites, once considered marginal lands following closure, are increasingly being put to recreational, commercial and industrial uses. EMCON designs closure and post-closure plans to minimize the risk of contamination to the surrounding environment and to optimize end-use of the site.

                       ASSESSMENT AND REMEDIATION SERVICES

       EMCON's environmental expertise incorporates analytical and risk-assessment capabilities enabling remediation specialists to design site-specific solutions to environmental compliance and contamination problems. The Company is often called upon to design and monitor remediation plans when corrective action is required at solid or hazardous waste storage or disposal facilities, industrial plant sites and facilities with underground storage tanks. Problems which may require remediation include leaching of hazardous chemicals or wastes into groundwater, ground instability or erosion, flooding and migration of landfill gas. Work generally entails site reconnaissance, drilling exploratory borings, soil and groundwater sampling, and laboratory testing as part of the assessment program. Using data collected in the assessment phase of a project, EMCON then defines the nature and extent of the problem, develops a remediation program and monitors its implementation.

       The Company generally approaches such projects by consulting with the client on the nature and scope of the problem. Historical information about the site, if available, is reviewed to determine the most likely sources and locations of contamination. Information about the local geology and hydrogeology is also reviewed to determine potential migration pathways. A detailed work plan is then prepared that describes the field investigation program to be conducted, including the number and location of samples to be collected and the specific chemical analyses to be performed. Trained Company personnel then conduct the field investigation program, which may include drilling soil borings, installing groundwater monitoring wells, and collecting samples of soil, groundwater, surface water and/or industrial discharges.

       Following laboratory analysis of the various samples collected, the results are evaluated by Company engineers and scientists to determine the nature and extent of contamination at the site. Depending on the complexity of the site, this may require more than one round of sampling. Site cleanup levels are then determined based on the media that have been impacted, the contaminants of concern, the intended use of the property, and state and federal regulations. In consultation with the client, various remediation alternatives are then identified and evaluated for implementability, effectiveness, permanence and cost. Remedial alternatives at a site may include the excavation and removal of the sources of contamination and contaminated soil, the removal and treatment of groundwater using physical and chemical treatment systems, or the installation of surface caps and vertical hydraulic barriers. EMCON also applies in-situ technologies, such as vapor extraction or bioremediation as appropriate, to remediate contaminated soils and ground-water as a means to reduce cost and
minimize   disturbance.   To  assure  continued   compliance  during  and  after
remediation, EMCON designs and provides operations and maintenance (O&M) programs for affected facilities.

       EMCON also offers responsive assistance to the regulated community in the areas of air quality regulatory compliance through provision of air quality assessment and engineering services. Company personnel have direct experience in air quality permitting under the New Source Review (NSR), Prevention of Significant Deterioration (PSD) and added requirements under the Clean Air Act Amendments of 1990, preparing emission inventories (for criteria and toxic air pollutants), performing risk assessment to evaluate potential human and ecological risk, evaluating emission control technologies (BACT/RACT/LAER/MACT), dispersion modeling, ambient air quality and meteorological measurements, pollution prevention and waste minimization, indoor air, litigation support and expert testimony, and compliance audits. EMCON's air quality staff are fully integrated with staff in other environmental disciplines to provide cost effective evaluations and compliance solutions to situations which involve multiple media contamination.

                       CONSTRUCTION AND OPERATION SERVICES

       During 1995, the Company formed a new operating division, EOC Corporation ("EOC"), to pursue construction, field services, operations and maintenance, and technology development. EOC combined, under common management, many of the nontraditional services that had been performed in various places throughout the Company. Targeted markets include construction, operations and maintenance of solid and hazardous waste, disposal and transfer facilities, including construction of landfill cells, landfill remediation and collection systems and the capping, closure, and long term operation and maintenance of old landfills. EOC is complimented by ET Environmental Corporation ("ET), a 50/50 joint venture between EMCON and The Turner Construction Company ("Turner"). ET's charter is to provide environmental, remedial and construction services on a national basis, utilizing the regional resources of EMCON and Turner. Target markets include the design and construction of environmental facilities such as solid waste transfer stations, recycling facilities, and materials recovery facilities; the planning and implementation of facility/plant decommissioning; remediation of soil and groundwater contamination; and lead-based paint and asbestos abatement.

                            APPLIED SCIENCE SERVICES

       EMCON employs specially trained staff in the following disciplines to provide applied science expertise to projects: marine and terrestrial biologists, plant ecologists, geologists and hydrogeologists, as well as regulatory specialists. Typical projects performed by these highly skilled individuals include oil spill damage assessments incorporating field investigations of surface and submarine oil distribution; marine fate-and-effect studies; monitoring cleanup effectiveness and impacts; and fishery studies to determine the level of contamination of commercially caught fish and shellfish. In addition, EMCON provides OSHA required environmental health and safety training to its clients and other EMCON subsidiaries. The Company also provides services related to clean-up decisions and legal settlements under Superfund's Natural Resource Damage Assessment ("NRDA") provisions.

                         ANALYTICAL LABORATORY SERVICES

       Columbia Analytical Services, Inc. (CAS) is EMCON's wholly-owned laboratory subsidiary, providing a broad spectrum of analytical services for its clients in industry and government. Industrial accounts include aerospace, defense, electronics, petroleum, pulp and paper, and waste disposal. CAS is comprised of a network of analytical laboratories headquartered in Kelso, Washington, with branches in Anchorage, Alaska; Phoenix, Arizona; Canoga Park and San Jose, California; Jacksonville, Florida; and Bothell, Washington. CAS also operates a number of mobile laboratories. With a highly qualified staff, a rigorous quality assurance program, and state-of-the-art analytical testing equipment, CAS implements a rigorous quality assurance program, which with its state-of-the-art equipment, permits the provision of timely cost-effective services tailored to the individual needs of its clients. Approximately 25% of CAS revenues are internally generated from within EMCON's consulting operations.

       In addition to participation in the US EPA Water Pollution and Water Supply programs, CAS performs work for the Department of Defense under programs sponsored by the U.S. Army Corps of Engineers and the U.S. Navy. CAS currently holds or has pending certifications/accreditations in a number of states including Alaska, Arizona, California, Florida, Idaho, Massachusetts, New York, Oregon, Utah and Washington. Other accreditations include the American Association of Laboratory Accreditations (A2LA) and the American Industrial Hygiene Associations (AIHA).

                              CLIENTS AND MARKETING

       EMCON's principal clients are industrial concerns, predominantly in the waste disposal, petroleum, wood products, chemicals and manufacturing industries. The Company also provides services to utilities, non-regulatory government entities, and financial institutions. No single client accounts for 10% or more of the Company's net revenue. The Company often enters into master contracts with major clients, which set forth the general terms and conditions under which EMCON will perform services and which facilitate repeated use of the Company's services.

       The Company receives most of its revenue from repeat and referral business. Accordingly, EMCON focuses significant efforts on providing high quality services in a timely manner and developing long-term relationships with its clients. EMCON assigns an experienced project manager to each project to coordinate work undertaken by the numerous professionals from different disciplines within the Company. This approach reduces the time and cost required to complete a project and relieves the client of the responsibility of coordinating the efforts of independent consultants. Because the Company provides a broad range of services, work performed for a client in one technical area often leads to work in other technical areas.

       In the last several years, an increasing amount of work has been done on a competitive bid basis in response to client requests for proposals. This has required the dedication of significantly greater resources to proposal writing and general business development, and the implementation of a more formal marketing program to share leads and coordinate resources nationwide.

       To further promote its services, the Company takes an active role in industry trade associations to enhance its national reputation for technical expertise. Similarly, EMCON provides services to a wide variety of local, state and federal government agencies and contractors. Participation in such contracts allows EMCON to remain on the leading edge of new technological developments and to publicize its expertise.

                                   REGULATION

       Public concern over health, safety and preservation of the environment has resulted in the enactment of an increasing number and wider range of environmental laws and regulations by local, State and Federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. Recently, the level of enforcement has waned given governmental budgeting constraints and a number of environmental laws set for renewal have been allowed to lapse. Nonetheless, those laws and regulations still in force will continue to stimulate demand for the kinds of services offered by EMCON. They also subject the Company to stringent regulation in the conduct of its operations.

                        POTENTIAL LIABILITY AND INSURANCE

       The Company's work involves advising clients on the handling, storage and disposal of hazardous materials, toxic wastes and other pollutants and the remediation of existing contamination. The Company therefore is exposed to a significant risk of professional liability for environmental damage and personal injury.

       EMCON maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property and associated potential liability. In addition, EMCON currently maintains professional liability insurance (covering damages resulting from negligent acts, errors, mistakes or omissions in rendering or failing to render its professional services) as well as commercial general liability insurance (covering bodily injury and property damage).

       EMCON endeavors contractually to limit its potential liability to the amount and terms of its insurance policies, and to be indemnified by its clients from potential liability to third parties. However, the Company is not always able to obtain such limitations on liability or indemnification, and such provisions, when obtained, may not adequately shelter the Company from liability. Consequently, a partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company and its financial condition and results of operations.

       Although the liabilities arising out of environmental laws are more directly applicable to the Company's clients, such laws could, under certain factual circumstances, apply to some of the activities pursued by the Company in the course of business, including failure to properly design a cleanup, removal or remedial action plan or failure to achieve required cleanup standards in compliance with such laws and standards. Such liabilities can be joint and several where other parties are involved. Because much of the Company's business is generated either directly or indirectly as a result of federal and state governmental programs and regulations, changes in governmental policies affecting such programs, or regulations or administrative actions affecting the funding or sponsorship of such programs, could have a material adverse effect on the Company's business. See Item 3 - Legal Proceedings.

                                   COMPETITION

       EMCON competes directly with a wide variety of national and local consulting, laboratory and construction companies which offer services similar to those provided by the Company. However, many of these competitors are only engaged in certain segments of the industry and do not provide the broad range of environmental engineering consulting, laboratory and construction services provided by the Company. In addition, the Company competes indirectly with remediation companies which offer environmental consulting and engineering services, as well as transportation, storage or disposal capabilities generally not provided by EMCON. The Company believes that the principal competitive factors in its industry are reputation, technical proficiency, management experience and breadth of services offered. In addition, the recent trend has been towards greater competition on the basis of price, with a corresponding pressure on margins. The industry has also experienced a significant amount of consolidation activity. Management anticipates that these trends will continue for the foreseeable future.

                                    EMPLOYEES

       As of December 31, 1995, the Company had a total of 1,136 employees, including: 735 professionals; 191 technical personnel; and 210 administrative and support personnel. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists;
geologists; hydrogeologists; hydrologists and toxicologists. The Company's ability to attract and retain qualified engineers, scientists and other professionals is an important factor in determining its future success. EMCON's employees have never been represented by a union, and the Company believes its relations with its employees are excellent.

                                     BACKLOG

       The Company estimates that at December 31, 1995, the backlog of future net revenue from contracts in existence and orders believed to be firm was in excess of $55 million, all of which is expected to be received within the next twelve months, compared to $50 million at December 31, 1994. However, there can be no assurance that this work will not be postponed or canceled. Furthermore, a substantial portion of the Company's work is performed pursuant to agreements by which the Company is compensated for time and expenses devoted to projects with indefinite lives. It is difficult to estimate the final dollar value of such contracts to the Company.

ITEM 2.   PROPERTIES

       The Company's corporate office, located in San Mateo, California, occupies approximately 5,820 square feet and is leased through July 31, 1996. The Company's accounting center, located in Sacramento, California, occupies approximately 4,000 square feet and is leased through December 31, 1997. The Company also leases approximately 45,000 square feet of office space, analytical laboratories and warehouse space in San Jose, California. The premises are leased through December 31, 2002, from an unrelated third party that acquired the property during 1995, from the Archer Business Complex Partnership, a California general partnership (the "ABC Partnership"). The ABC partnership was comprised of eighteen current and former employees and directors of the Company. In 1995, prior to the sale of the property, the Company paid the ABC Partnership $410,000 in rent and paid $54,000 in taxes and other expenses for these premises.

       The Company also leases 9,500 square feet of office and warehouse space in Kelso, Washington. The premises are leased through November, 1996 from the Royal Partnership, a Washington general partnership comprised of thirteen employees and former employees of the Company (the "Royal Partnership"). In 1995, the Company paid the Royal Partnership $63,000 in rent and paid $12,000 in taxes and other expenses for these premises.

       The Company, through its subsidiary Columbia Analytical Services, Inc., owns a 25,000 square-foot building in Kelso, Washington. The facility includes office and warehouse space and currently houses the CAS corporate operations.

       As a result of the acquisition of Wehran, the Company acquired a 70,000 square-foot building in Tuxedo, New York. The facility includes laboratory and warehouse space. The Company sold this facility in 1995 at a price approximating book value.

       The Company leases office, warehouse and laboratory space in a total of 50 facilities located in Alaska, Arizona, California, Connecticut, Florida, Georgia, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, Ohio, Oregon, Pennsylvania, Puerto Rico, Texas, Vermont, Virginia and Washington under leases expiring at various times through December 2002. These facilities have a combined area of approximately 430,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

       As a professional services firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse affect on the Company's financial position and results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol MCON. The following table sets forth the quarterly range of high and low bid quotations per quarter for 1995 and 1994:
-------------------------------------------------------------------------------
                                                       High              Low
-------------------------------------------------------------------------------
January 1 - March 31, 1994                            $9.50            $6.50
April 1 - June 30, 1994                                7.75             6.25
July 1 - September 30, 1994                            7.75             4.63
October 1 - December 31, 1994                          5.88             3.50

January 1 - March 31, 1995                             4.50             3.00
April 1 - June 30, 1995                                5.13             3.75
July 1 - September 30, 1995                            6.50             4.00
October 1 - December 31, 1995                          5.00             3.38
-------------------------------------------------------------------------------

On February 29, 1996, there were 665 shareholders of record of the Company's common stock.

The Company did not pay cash dividends in 1995 or 1994 and does not plan to pay cash dividends to its shareholders in the near future. Furthermore, the payment of cash dividends is restricted by the Company's bank line of credit arrangement. The Company presently intends to retain earnings for further development of its business.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                        -----------------------------------------------------------------
(In thousands, except per share amounts)                    1995         1994          1993         1992         1991
-------------------------------------------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA (a)
Gross revenue ......................................    $ 122,542     $ 115,638     $  98,612    $  93,438    $  80,101
Net revenue ........................................      103,409        95,926        83,062       79,636       68,704
Direct expenses ....................................       39,473        37,307        32,201       29,411       24,759
Indirect expenses ..................................       61,498        59,302        47,528       46,676       35,660
Restructuring/other charges ........................          (17)        1,958          --           --           --
Income (loss) from operations ......................        2,455        (2,641)        3,333        3,549        8,285
Interest income ....................................          369           348           313          588          565
Interest expense ...................................          181            66            57           40           55
Equity in loss of affiliates .......................          (74)          (58)         --           --           --
Income (loss) before provision (benefit) for
   income taxes ....................................        2,569        (2,417)        3,589        4,097        8,795
Provision (benefit) for income taxes ...............          783          (500)        1,165        1,098        2,646
Net income (loss) ..................................        1,786        (1,917)        2,424        2,999        6,149
-------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (a)
Income (loss) per share ............................    $    0.22     $   (0.24)    $    0.33    $    0.40    $    0.84
Shares used in computing income (loss) per
 share..............................................        8,961         7,919         7,720        7,506        7,356
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (a)
Total assets .......................................    $  78,636     $  80,989     $  68,852    $  66,247    $  57,917
Working capital ....................................       36,313        32,582        36,200       35,491       34,777
Noncurrent obligations and deferred income
   taxes ...........................................        1,700         1,348           882        1,773        1,424
Shareholders' equity ...............................       65,306        63,059        58,997       56,591       51,383
-------------------------------------------------------------------------------------------------------------------------

(a) The Company was involved in several acquisitions and mergers during the five-year period presented. See Note 3 to the Company's consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table sets forth (i) certain items in the Company's Consolidated Statements of Operations as a percentage of net revenue and (ii) the percentage increase (decrease) in the dollar amount of those items for the period indicated. Net revenue is determined by subtracting the costs of outside subcontractor services, largely drilling contractors and specialized consultant services, from gross revenue. Since EMCON's use of subcontractors can vary from period to period and the costs of these services are passed directly to the Company's clients, the Company believes that net revenue is a more accurate measure of the value of its services.


--------------------------------------------- --------------------------------------------------------------
                                                         Percentage of                 Percentage
                                                          Net Revenue              Increase (Decrease)
                                              ---------------------------------  ---------------------------
                                                          Years Ended                 Years Ended
                                                          December 31                 December 31
                                              ---------------------------------  ---------------------------
                                                                                   1995       1994
                                                                                    vs.        vs.
                                               1995        1994         1993       1994       1993
-------------------------------------------------------------------------------  ---------------------------
 Net Revenue ..............................   100.0%      100.0%      100.0%       7.8%       15.5%
 Direct Expenses ..........................    38.2%       38.9%       38.8%       5.8%       15.9%
 Indirect Expenses ........................    59.4%       61.8%       57.2%       3.7%       24.8%
 Restructuring/Other Charges ..............      --         2.0%         --         --          --
 Income (Loss) from Operations ............     2.4%       (2.7%)       4.0%        --      (179.2%)
 Interest Income, Net .....................    (0.2%)      (0.3%)      (0.3%)    (33.3%)      11.2%
 Equity in Loss of Affiliates .............     0.1%        0.1%         --      (27.6%)        --
 Income (Loss) before Provision
   (Benefit) for Income Taxes .............     2.5%       (2.5%)       4.3%        --      (167.3%
 Provision (Benefit) for Income
   Taxes ..................................     0.8%       (0.5%)       1.4%        --      (142.9%)
Net Income (Loss) .........................     1.7%       (2.0%)       2.9%        --      (179.1%)
-----------------------------------------------------------------------------------------------------------

NET REVENUE:

Net revenue increased by 7.8% in 1995 to $103,409,000, from $95,926,000 in 1994.
The increase was partly attributable to significant improvements in the Company's consulting division in its West and Southeast areas. The increase in net revenue was also due in part to the inclusion of Wehran Envirotech, Inc. ("Wehran") for all of 1995 as compared to all but the first quarter of 1994, following its acquisition in April of 1994. Although Wehran contributed net revenue of $5,472,000 in the quarter ended March 31, 1995, due to the underperformance of their Northeast and Midwest operations, Wehran only contributed an additional $3,730,000 in net revenue in 1995 over 1994. Net revenue was also positively impacted by the expansion of the laboratory division's operations in Florida and Southern California.

Net revenue for 1994 increased by 15.5% over net revenue of $83,062,000 in 1993. The growth in 1994 was primarily attributable to the acquisition of Wehran which contributed net revenues of approximately $17,188,000. Net revenue from the remainder of the Company declined approximately 5% due to price discounts and reduced demand for the Company's services in the West and Southeast areas, offset in part by strong growth in demand for the Company's consulting services in the smaller Alaska and Texas markets, as well as a modest increase in demand for the Company's laboratory services.

DIRECT EXPENSES:

Direct expenses in 1995 were $39,473,000, a 5.8% increase over $37,307,000 in direct expenses reported for 1994. The increase was due in part to higher overall salary costs, increased utilization of technical and professional staff, and the inclusion of Wehran for all of 1995 versus only the last three quarters of 1994 (Wehran incurred direct expenses of $7,739,000 and $6,524,000 in 1995 and 1994, respectively). The ratio of direct expenses to net revenue in 1995 decreased to 38.2% from 38.9% in 1994. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses and direct labor and materials for laboratory testing.

Direct expenses in 1994 were up 15.9% over $32,201,000 in 1993. The increase was due primarily to the addition of Wehran and, to a lesser extent, higher overall salary costs for professional staff. The ratio of direct expense to net revenue of 38.9% in 1994 remained relatively unchanged from 1993.

INDIRECT EXPENSES:

Indirect expenses totaled $61,498,000 in 1995, an increase of 3.7% over 1994 indirect expenses of $59,302,000. Indirect expenses include salary compensation for nonbillable hours for professional and technical staff, and general and administrative expenses, such as facility rent, bonuses, benefits, insurance, depreciation, and legal expenses. The ratio of indirect expenses to net revenue decreased from 61.8% in 1994 to 59.4% in 1995, due to improved utilization of technical and professional staff as well as selective reductions in force and other cost containment and restructuring measures put in place during the fourth quarter of 1994 and throughout 1995.

Indirect expenses in 1994 increased by 24.8% over 1993 indirect expenses of $47,528,000. The increase in indirect expenses in 1994 was due primarily to the addition of Wehran and, to a lesser extent, to the settlement of certain outstanding legal claims. In addition, revenue shortfalls in a number of geographic regions created temporary staff imbalances in the fourth quarter. The Company elected to maintain regional staffing at underutilized levels in these regions in anticipation of revenue growth during the first quarter of 1995. The ratio of indirect expenses to net revenue in 1994 increased to 61.8% from 57.2% in 1993.

RESTRUCTURING/OTHER CHARGES:

In October 1994, the Board of Directors appointed Eugene M. Herson to serve as the Company's new President and Chief Executive Officer. Under Mr. Herson's direction, senior management undertook an extensive internal review of the Company's operational and administrative functions for the purpose of improving the Company's competitiveness and overall profitability. Based on senior management's recommendations, the Company's Board of Directors approved a restructuring plan in December 1994. Under the plan, the Company eliminated substantially all of its regional consulting subsidiaries in favor of a divisional structure. In addition, the Company consolidated and streamlined all unnecessary and/or redundant administrative functions. As a result of the actions taken, the Company recognized a pre-tax restructuring charge in the fourth quarter of 1994 of $1,181,000. Of this amount, $611,000 related to the write off of employment contracts for former employees no longer actively participating in the Company's affairs, $287,000 related to employee severance, and $263,000 related to costs associated with excess facilities and equipment. The charge did not include salaries and wages paid to employees up to their termination date, nor did it include any incentive bonuses payable to employees to remain with the Company through their termination dates. Anticipated savings from the restructuring plan were estimated to exceed $1,000,000 per year. At December 31, 1995, $152,000 of accrued restructuring costs for write off of employment contracts were included in accrued liabilities in the accompanying consolidated balance sheet. All remaining actions are expected to be completed by the first quarter of 1997 and will require the use of cash. To date, $1,012,000 of restructuring costs have been incurred and an adjustment of $17,000 was made to reduce the reserve to the required remaining balance.

During the fourth quarter of 1994, the Company also incurred nonrecurring charges of $777,000 related to the writedown of the carrying value of certain of the Company's landfill gas production rights and of certain related fixed assets due to the reevaluation of future cash flows expected to be generated by its landfill gas production projects. No such charges were needed for 1995.

INTEREST INCOME, NET:

The Company recorded interest income, net of interest expense, of $188,000 in 1995 compared to $282,000 in 1994 and $256,000 in 1993. In 1995, average cash available increased slightly above 1994 as did interest income; however, interest expense was higher, in part, due to an imposition of a one-time state tax assessment with respect to prior years. Average cash available for investment in 1994 decreased over 1993 due to expenditure of approximately $6,100,000 to extinguish debt incurred upon the acquisition of Wehran and higher than normal capital expenditures.

INCOME TAXES (BENEFIT):

The provision (benefit) for income taxes in 1995 was $783,000 compared to ($500,000) for 1994 and $1,165,000 for 1993. The effective tax rate for 1995 was 30.5% versus (20.7%) in 1994 and 32.5% for 1993. The Company did not earn any new fuel tax credits in 1994 due to being in a loss position for tax purposes. Consequently, the 1994 tax benefit was at a lower effective rate than the 1993 effective tax rate. The decrease in the effective tax rate in 1995 from 1993 was primarily due to an increase in fuel tax credits.

SUBSEQUENT MATTERS

On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland-based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,754,351 in cash plus the issuance of convertible notes held by certain senior OWT management in the principal amount of $1,824,649. The notes bear interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The notes may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the notes have not been converted into OWT shares they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2002, at a conversion price of $6.50 per share.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL:

Cash provided by operating activities for fiscal 1995, 1994 and 1993 was $5,232,000, $4,875,000 and $6,850,000, respectively. The changes in cash provided by operating activities in 1995, 1994 and 1993 were primarily attributed to changes in the Company's net income (loss), accounts receivable and accounts payable and in 1995 and 1994, depreciation and amortization. Cash, cash equivalents, and marketable securities decreased to $9,952,000 in 1995 from $7,588,000 in 1994.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with an interest rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1997.

CAPITAL EXPENDITURES:

The Company invested $4,082,000 in 1995 in additions to property and equipment; mainly computers and laboratory equipment. Apart from the acquisition of OWT, the Company has no material future commitments relating to capital expenditures in the foreseeable future. The Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

In  1993,  the  Company  announced  a  program  to  repurchase,   under  certain
circumstances, up to one million shares of its common stock. There was no activity under this program in 1995. In 1994, the Company repurchased 133,000 shares under the program for a total purchase price of $812,000. In 1993, the Company repurchased a total of 108,000 shares for $846,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Consolidated Statements of Operations for each of
     the three years ended December 31, 1995, 1994, and 1993 ..............   19

Consolidated Balance Sheets as of December 31,
     1995 and 1994 ........................................................   20

Consolidated Statements of Shareholders' Equity
     for each of the three years in the period ended
     December 31, 1995, 1994,  and 1993 ...................................   21

Consolidated Statements of Cash Flows for each of
     the three years ended December 31, 1995, 1994, and 1993 ..............   22

Notes to Consolidated Financial Statements ................................   23

Report of Ernst & Young LLP, Independent Auditors .........................   34

EMCON
CONSOLIDATED STATEMENTS OF OPERATIONS

 ------------------------------------------------------------------------------
                                                  Years Ended December 31,
                                                ---------------------------
 (In thousands, except per share amounts)       1995        1994        1993
 ------------------------------------------------------------------------------
Gross revenue ...........................   $ 122,542    $ 115,638    $  98,612
Outside services, at cost ...............      19,133       19,712       15,550
                                            ---------    ---------    ---------

     Net revenue ......................       103,409       95,926       83,062

Costs and expenses:
  Direct expenses .......................      39,473       37,307       32,201
  Indirect expenses .....................      61,498       59,302       47,528
  Restructuring/other charges ...........         (17)       1,958         --
                                            ----------    ---------    --------

     Income (loss) from operations ......       2,455       (2,641)       3,333

Interest income .........................         369          348          313
Interest expense ........................        (181)         (66)         (57)
Equity in loss of affiliate .............         (74)         (58)        --
                                            ----------     ---------   --------

Income (loss) before provision
   (benefit) for income taxes............       2,569       (2,417)       3,589
Provision (benefit) for income taxes ....         783         (500)       1,165
                                            ----------     ---------   --------

Net income (loss)........................   $   1,786    $  (1,917)   $   2,424
                                            ==========    =========    ========

Income (loss) per share..................   $    0.22    $   (0.24)   $    0.33
                                            ==========    =========    ========

Shares used in computing income
   (loss) per share.....................        8,961        7,919        7,720
                                            ==========    =========    ========


See accompanying notes.


CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                              December 31,
                                                      -------------------------
 (In thousands, except share amounts)                       1995         1994
 ------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ..........................     $  9,451      $  5,152
Marketable securities ..............................          501         2,436
Accounts receivable, net of allowance for
  doubtful accounts of $1,052 and $975 at
  December 31, 1995 and 1994, respectively .........       34,925        38,323
Prepaid expenses and other current assets ..........        3,066         3,253
                                                         --------      --------

Total Current Assets ...............................       47,943        49,164

Net property and equipment, at cost ................       16,690        18,651

Other assets .......................................        3,579         1,913
Deferred tax assets ................................        1,677         2,059
Intangible assets, net of amortization .............        8,747         9,202
                                                         --------      --------

    Total Assets ...................................     $ 78,636      $ 80,989
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ...................................     $  4,174      $  8,846
Accrued payroll and related benefits ...............        4,975         5,580
Other accrued liabilities ..........................        2,109         1,908
Noncurrent obligations due within one year .........          372           248
                                                         --------      --------

         Total Current Liabilities .................       11,630        16,582

Noncurrent obligations .............................        1,700         1,348
Commitments and contingencies ......................         --            --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000
  shares authorized; no shares issued or
  outstanding ......................................         --            --
Common stock, no par value, 15,000,000 shares
  authorized; 8,329,343 and 8,186,279 shares
  issued and outstanding at December 31, 1995
  and 1994, respectively ...........................       41,401        40,958
Retained earnings ..................................       23,918        22,132
Unrealized losses on marketable securities .........          (13)          (31)
                                                         --------      --------

     Total Shareholders' Equity ....................       65,306        63,059
                                                         --------      --------

     Total Liabilities and Shareholders' Equity ....     $ 78,636      $ 80,989
                                                          ========      ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 -------------------------------------------------- -------------------------------------------------------------------------------
                                                                                               Unrealized
                                                                                               Gain (Loss)
                                                                                                  on            Total
                                                                Common Stock        Retained   Marketable     Shareholders'
 (In thousands)                                              Amount     Shares      Earnings   Securities       Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992 ...........................    7,252     $ 34,966     $ 21,625                   $ 56,591
Issuance of common stock upon exercise
   of options ..........................................       65          305         --                          305
Income tax benefits of employee stock
  option exercises .....................................     --             95         --                           95
Issuance of common  stock under
   purchase of Chattahoochee Geotechnical
   Consultants, Inc.....................................       25          281         --                          281
Issuance of common  stock under the
   Employee Stock Purchase Plan ........................       87          596         --                          596
Issuance of restricted stock,
   net of cancellation .................................        1            8         --                            8
Repurchase of common stock .............................     (151)      (1,303)        --                       (1,303)
Net income .............................................     --           --          2,424                      2,424
                                                           ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993 ...........................    7,279       34,948       24,049                     58,997
Issuance of common  stock upon exercise
   of options, net of redemptions ......................       55          243         --                          243
Income tax benefits of employee stock
  option exercises .....................................     --            103         --                          103
Issuance of common  stock under purchase of
  Wehran Envirotech, Inc. ..............................      915        6,029         --                        6,029
Issuance of common  stock under the
   Employee Stock Purchase Plan ........................       69          439         --                          439
Issuance of restricted stock,
   net of cancellation .................................        1            8         --                            8
Repurchase of common stock .............................     (133)        (812)        --                         (812)
Unrealized losses on marketable securities .............     --           --           --           (31)           (31)
Net loss ...............................................                             (1,917)                    (1,917)
                                                           ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994 ...........................    8,186       40,958       22,132         (31)        63,059
Issuance of common  stock upon exercise
   of options, net of redemptions ......................       30           35         --                           35
Income tax benefits of employee stock
  option exercises .....................................     --             50         --                           50
Issuance of common  stock under the
   Employee Stock Purchase Plan ........................      114          369         --                          369
Issuance of restricted stock,
   net of cancellation .................................       (1)         (11)        --                          (11)
Net change in unrealized losses on
   marketable securies..................................     --           --           --            18             18
Net income .............................................     --           --          1,786                      1,786
                                                           ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995 ...........................    8,329     $ 41,401     $ 23,918    $    (13)      $ 65,306
                                                           ------------------------------------------------------------------------

 See accompanying notes.

EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
 Increase (decrease) in cash and cash equivalents (in thousands)                     1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss) ...........................................................     $  1,786       $ (1,917)      $  2,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization .............................................        5,100          4,364          3,212
  Loss on sale/disposal of property and equipment ...........................          129            416             71
  Write down of gas production rights .......................................         --              655           --
  Increase in salary continuation plan ......................................          62             93            116
  Changes in operating assets and liabilities:
     Accounts receivable ....................................................        3,398         (1,290)         1,990
     Prepaid expenses and other current assets ..............................          187          1,056            640
     Other assets ...........................................................         (786)           642         (1,168)
     Deferred tax assets ....................................................          382         (1,469)           590
     Accounts payable .......................................................       (4,672)         2,300         (1,102)
     Accrued payroll and related benefits ...................................         (605)         1,173             83
     Other accrued liabilities ..............................................          251         (1,148)            (6)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities ..........................        5,232          4,875          6,850
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment ......................................       (4,082)        (7,050)        (2,682)
   Purchase of available for sale securities ................................         --           (5,967)        (6,911)
   Maturities of available for sale securities ..............................        1,953          8,800          7,611
   Acquisitions, net of cash acquired .......................................         --              258            (10)
   Proceeds from sale of property and equipment .............................          327            442            244
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used for investing activities .............................       (1,802)        (3,517)        (1,748)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Proceeds (payment) of current and noncurrent obligations ..................          476         (6,662)          (573)
  Issuance of common stock for cash .........................................          393            690            909
  Repurchase of common stock ................................................         --             (812)          (846)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) financing activities ...............          869         (6,784)          (510)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ............................        4,299         (5,426)         4,592
Cash and cash equivalents, beginning of year ................................        5,152         10,578          5,986
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year ......................................     $  9,451       $  5,152       $ 10,578
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

       In 1994, the Company converted to a fifty-two/fifty-three week fiscal year, resulting in fifty-two week years in 1994 and 1995. The Company's year end falls on the Friday closest to the last day of the calendar quarter. The Company also follows a five-four-four week quarterly cycle. While the actual period end for the fiscal years 1994 and 1995 was January 1, 1995 and December 29, 1995,
respectively. For convenience, the date shown on accompanying financial statements is December 31, the last day of the calendar periods.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

REVENUE RECOGNITION AND EXPENSES:

Revenue from engineering service contracts is recognized as services are provided. The Company routinely subcontracts for outside services, such as drilling and specialized laboratory services. These costs are generally passed through to the Company's customers. The Company believes net revenue is a more accurate measure of the value of its services than gross revenue. Direct costs include compensation for billable hours for professional and technical staff and other project expenses reimbursed by clients. Indirect costs include compensation for non-billable professional and technical staff hours, all employee fringe benefits, marketing, and general and administrative expenses, such as rent, insurance and depreciation.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers all investment instruments and marketable securities with an original maturity date of 90 days or less at the date of purchase to be cash equivalents. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments consisting primarily of high grade U.S. government and corporate marketable debt securities are classified as available-for-sale, and are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, as well as any interest on these securities, are included in interest income. The cost of securities sold is based on the specific identification method. The Company has not experienced any significant losses related to these investments.

The following is a summary of available-for-sale securities as of December 31, 1995:
-------------------------------------------------------------------------------
                                     Gross          Gross          Estimated
                                   Unrealized     Unrealized         Fair
(In thousands)       Cost            Gains          Losses           Value
-------------------------------------------------------------------------------
U.S. Treasury
Bills/Notes         $514,000          $ -          $13,000         $501,000
-------------------------------------------------------------------------------
All marketable securities held by the Company as of December 31, 1995, are available for the Company's current working capital requirements and will mature in less than one year. Accordingly, all such amounts are classified as current assets in the accompanying consolidated balance sheets.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes was approximately $58,000, $469,000 and $937,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for interest was approximately $181,000, $66,000 and $57,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In 1995, the Company sold certain land and buildings in exchange for $1,100,000 in marketable trade credits which will be used to reduce cash payments of future recurring corporate expenses. No significant gain or loss was incurred on the transaction. Trade credits expire in eight years, and the Company expects to utilize such credits prior to expiration. Trade credits totaled $1,100,000 at December 31, 1995 and the amount is included in other assets in the accompanying balance sheet.

PROPERTY AND EQUIPMENT:

Property and equipment consists of:
-------------------------------------------------------------------------------
                                                           December 31,
                                                    --------------------------
(In thousands)                                          1995          1994
-------------------------------------------------------------------------------
Land and buildings                                   $  2,723      $  3,792
Machinery and equipment                                23,723        21,950
Furniture and fixtures                                  5,915         5,629
Vehicles                                                3,638         3,480
Leasehold improvements                                  2,324         2,180
-------------------------------------------------------------------------------
  Total                                                38,323        37,031
Less accumulated depreciation
  and amortization                                     21,633        18,380
-------------------------------------------------------------------------------
Net property and equipment                            $16,690       $18,651
-------------------------------------------------------------------------------
Depreciation and amortization are provided on the straight-line basis over the lesser of the estimated useful lives of the assets or the term of the lease (lives range from 3-31 years). Amortization of property and equipment acquired under capital leases is included with depreciation expense. Approximately $2,790,000 of fixed assets net of accumulated depreciation of $1,302,000 were sold or disposed of in 1995.

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

INTANGIBLE ASSETS:

The purchase price of an acquired business is allocated to the tangible and specifically identifiable intangible assets acquired, based on their fair value at the date of acquisition, with any excess being designated as goodwill. Intangible assets are amortized over their estimated useful lives. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the intangible asset will not be recoverable, as determined based on the discounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. There were no changes to goodwill in 1994 or 1993.

In 1995, the Company paid $188,000 as additional consideration to the shareholders of Performance Analytical, Inc. ("PAI") upon the achievement of certain earnout provisions specified in the original purchase agreement (See note 3). The Company has recorded this payment as an adjustment to the original purchase price in accordance with Emerging Issues Task Force release 95-8 (EITF 95-8), "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination". In 1995, the Company recorded a decrease of $40,000 in goodwill for the Wehran Envirotech, Inc. ("Wehran") for an asset not previously valued.

Intangible assets also include $2,476,000 at December 31, 1995 and 1994, representing gross costs incurred to obtain landfill gas production rights. Amortization of these gas production rights is recognized as the greater of either the straight-line or units-of-production method over a term not exceeding the period of the gas production leases. The expected amortization periods range between 3 and 14 years. The related accumulated amortization was approximately $1,338,000 and $1,154,000 at December 31, 1995 and 1994, respectively.

INCOME (LOSS) PER SHARE:

Income per share in 1995 and 1993 is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method. Common equivalent shares are comprised of shares issuable under the Company's stock option plans. Primary and fully diluted earnings per share are substantially the same. Loss per share in 1994 is based on the weighted average number of common shares outstanding.

BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK:

The Company operates within one business segment, which provides comprehensive environmental engineering, consulting and laboratory services to industrial concerns, predominantly in the waste disposal, petroleum, wood products, chemical and manufacturing industries; as well as to utilities, non-regulatory government entities, financial institutions and real estate developers. There are no significant operations or revenues generated from non United States locations. Ongoing credit evaluations of its customers' financial condition are performed by the Company, generally requiring no collateral.

STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for the Company in 1996. SFAS No. 123 allows companies the option of measuring and recognizing compensation cost under the provisions of APB No. 25, or alternatively, by measuring and recognizing stock-based compensation using a fair value based methodology. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company anticipates that it will continue the use of the intrinsic value method for accounting for stock-based compensation, and accordingly, the adoption of SFAS No. 123 is not expected to have a significant effect on the Company's financial condition or results of operations.

RECLASSIFICATION:

Certain amounts in the Company's 1994 consolidated financial statements have been reclassified to conform with the presentation of the Company's 1995 consolidated financial statements.

2. RESTRUCTURING/OTHER CHARGES

       In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. Execution of the restructuring plan resulted in a charge in the fourth quarter of approximately $1,181,000. Of this amount, $611,000 related to the write off of employment contracts for former employees no longer actively participating in the Company's affairs. In addition, $263,000 related to costs associated with excess facilities and equipment which were being closed or abandoned. Operating expenses relating to such facilities and equipment up to the time of closure or abandonment were not included in the restructuring charge. The restructuring charge also included $287,000 for severance costs for employees who had been or were to be terminated within one year. The charge did not include salaries and wages paid to such employees up to their termination date, nor did it include any incentive bonuses for employees to remain with the Company until their termination date. At December 31, 1995, $152,000 of accrued restructuring costs for write off of employment contracts were included in accrued liabilities in the accompanying consolidated balance sheet. All remaining actions are expected to be completed by the first quarter of 1997 and will require the use of cash. To date, $1,012,000 of restructuring costs have been incurred and an adjustment of $17,000 was made to reduce the reserve to the required remaining balance.

3. ACQUISITIONS

       On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,754,351 in cash plus the issuance of convertible notes held by certain senior OWT management in the principal amount of $1,824,649. The notes draw interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The notes may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the notes have not been converted into OWT shares, they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001 at a conversion price of $6.50 per share.

       Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York, in exchange for 410,000 shares of the Company's common stock valued at $2,818,000 and $439,000 in direct acquisition costs. The transaction was accounted for as a purchase. An additional 80,000 shares, valued at $290,000, were issued to Wehran shareholders in December, 1994 as a result of their attaining certain predetermined operating performance goals. Specifically identifiable intangible assets and goodwill of approximately $1,896,000, resulting from this acquisition, are included in intangible assets and are being amortized over twenty years using the straight line method. Accumulated amortization as of December 31, 1995, was approximately $158,000. Subsequent to the purchase of Wehran, the Company issued an additional 425,000 shares of its common stock to retire approximately $5,000,000 of Wehran's convertible subordinated notes. In addition, the Company also paid approximately $6,100,000 in cash to satisfy amounts borrowed against Wehran's revolving credit line ($5,000,000) and obligations due to settlement of certain litigation ($1,100,000).

       The following  summarizes the unaudited pro forma net revenue, net income
(loss), and income (loss) per share of the combined company for the twelve months ended December 31, 1994 compared to audited twelve months ended December 31, 1995.
                                                  Twelve months ended
                                                     December 31,
-------------------------------------------------------------------------------
                                                               Pro Forma
                                               1995              1994
(In thousands)                               (audited)        (unaudited)
-------------------------------------------------------------------------------
Net revenue                                  $103,409          $100,694
Net income (loss)                               1,786            (3,072)
Income (loss) per share                      $   0.22          $  (0.37)
--------------------------------------------------------------------------------
The above pro forma results of operations do not purport to reflect the actual results of operations had the Company actually acquired Wehran as of the beginning of 1994.

       Effective July 1, 1994, the Company acquired all the common stock of Performance Analytical, Inc. ("PAI"), an air toxics and analytical chemistry laboratory located in Canoga Park, California, for $1,057,000 and $188,000 paid in cash in 1994 and 1995, respectively. The transaction was accounted for as a
purchase.   Specifically   identifiable   intangible   assets  and  goodwill  of
approximately $596,000 resulting from this acquisition are included in intangible assets and are being amortized over twenty years using the straight line method. Accumulated amortization as of December 31, 1995, was approximately $31,000. Additional consideration may be paid for the purchase of PAI subject to the achievement of certain earnout provisions over the next two years. This acquisition would not have had a material effect on net revenue, net income
(loss) or income (loss) per share, had it been effected at January 1, 1994.

       Acquisitions made by the Company from 1990 through 1993 have resulted in goodwill of approximately $6,603,000 which is included with intangible assets and is being amortized over a period of twenty to twenty-five years using the straight-line method. Related accumulated amortization was approximately $1,296,000 and $984,000 at December 31, 1995 and 1994, respectively.

4. CREDIT AGREEMENT

       In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1997.

5. NON CURRENT OBLIGATIONS

       Certain employees participate in a salary continuation plan which will provide the employees with a 10-year benefit from the Company. Monthly benefits range from $600 to $3,000, and the employees vest in varying amounts from the fifth to the tenth anniversary date of their contracts. Such amounts will be paid in addition to those payments due specifically as consideration for the employees meeting the non-competition provisions of their contracts. (See note 7.)
       Included in non current obligations are the Company's liabilities under salary continuation agreements and capital leases. Liabilities under salary continuation agreements were $802,000 and $671,000 at December 31, 1995 and 1994, respectively. Capital lease obligations are collateralized by equipment included in property and equipment with a cost and accumulated depreciation of $1,020,000 and $863,000, and $1,168,000 and $822,000 at December 31, 1995 and
1994, respectively.

6. RETIREMENT PLAN

       The Company sponsors a qualified retirement plan, available to all employees, which is based on Section 401(k) of the Internal Revenue. Employees may elect to contribute up to 15% of their annual compensation to the plan up to the Internal Revenue Service annual contribution limit ($9,240 for 1995). The Company will then match the employee's contribution to a maximum of 3% of annual compensation. The Company's contributions to the retirement plan were $1,177,000, $674,000 and $760,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

7. COMMITMENTS

       The Company leases its office facilities, as well as office and computer equipment, under operating leases in various locations. Certain office facilities were leased from partnerships in which certain officers and shareholders of the Company had controlling interests. Lease arrangements with the partnerships were terminated in 1995. The annual rents under leases from partnerships were approximately $473,000, $516,000 and $540,000 for 1995, 1994 and 1993, respectively. The Company's minimum annual lease commitments under all operating leases are approximately (in thousands):

-------------------------------------------------------------------------------
Years Ending December 31,
-------------------------------------------------------------------------------
1996                                                                   $3,499
1997                                                                    2,546
1998                                                                    1,075
1999                                                                      352
2000  and   thereafter                                                    145
-------------------------------------------------------------------------------

Rent expense was approximately $4,429,000, $3,964,000 and $3,603,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

       Certain employees have signed non-competition agreements which will provide them with monthly payments from $400 to $2,000 for a period of up to ten years, commencing on the tenth anniversary date of the agreements.
(See note 5.)

8. LITIGATION

       As a professional services firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. SHAREHOLDERS' EQUITY

       The Board of Directors of the Company has the authority to determine the rights, preferences, privileges and restrictions of the authorized preferred stock.

       The Company has issued options to purchase shares of common stock pursuant to its 1986 Incentive Stock Option Plan and its 1988 Stock Option Plan (the "Plans"). These options are granted at prices which are equal to 100% or 110% of fair market value on the date of grant, and expire over a maximum term of ten years. Options generally vest ratably over a four-year period. A summary of activity of the Plans follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Options Outstanding
                                                                                ---------------------------------------------------
                                                                  Available          Number          Price           Aggregate
                                                                   for Grant       of Shares       Per Share           Value
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1992 ......................................         599,822         1,834,654    $ 1.15 - $10.00    $ 14,885,349
Options granted ..........................................        (377,275)          377,275    $ 6.50 - $11.25       2,964,938
Options canceled .........................................         160,935          (160,935)   $ 7.67 - $10.50      (1,511,301)
Options exercised ........................................           --              (65,249)   $ 1.15 - $10.00        (304,646)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1993 .......................................        383,482         1,985,745    $ 1.15 - $11.25      16,034,340
Options authorized ........................................        750,000              --           --                    --
Options granted ...........................................       (448,900)          448,900    $ 5.00 - $ 8.37       2,984,999
Options canceled ..........................................        153,702          (153,702)   $ 3.33 - $11.25      (1,322,592)
Options exercised .........................................           --             (54,606)   $ 1.15 - $ 7.67        (250,724)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1994 .......................................        838,284         2,226,337    $ 1.15 - $11.25      17,446,023
Options granted ...........................................       (386,650)          386,650    $ 3.50 - $ 4.88       1,545,537
Options canceled ..........................................         72,629           (72,629)   $ 3.33 - $10.00        (591,701)
Options exercised .........................................           --             (30,000)   $ 1.15 - $ 1.15         (34,666)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1995 .......................................        524,263         2,510,358    $ 1.15 - $11.25    $ 18,365,193
-----------------------------------------------------------------------------------------------------------------------------------

Options for 1,562,833 shares are exercisable at December 31, 1995 at an average exercise price of $8.10 per share.

       The Company's Restricted Stock Plan was approved by its shareholders in May, 1991. A total of 225,000 shares of the Company's Common Stock were reserved for issuance under the Restricted Stock Plan. At December 31, 1995, 188,875 shares were available for issuance.

       The  Employee  Stock  Purchase  Plan  provides  that   substantially  all
employees may purchase the Company's common stock at a price equal to 85% of its fair value on certain specified dates via a payroll deduction plan.
At December 31, 1995, 336,674 shares were available for issuance.

10. INCOME TAXES

The  provision  (benefit)  for  income  taxes  consists  of  the  following  (in thousands):
-------------------------------------------------------------------------------
                                                    Years Ended December 31,
                                                  ----------------------------
                                                     1995    1994     1993
-------------------------------------------------------------------------------
Federal:
  Current                                           $ 438   $(112)   $1,053
  Deferred                                             61    (378)     (170)
-------------------------------------------------------------------------------
     Total Federal                                    499    (490)      883
-------------------------------------------------------------------------------
State:
  Current                                              78     200       367
  Deferred                                            206    (210)      (85)
-------------------------------------------------------------------------------
     Total State                                      284     (10)      282
-------------------------------------------------------------------------------
     Total Federal and State                        $ 783   $(500)   $1,165
-------------------------------------------------------------------------------

A reconciliation between the Company's effective tax rate and the U.S. statutory rate (35% in 1995 and 1994; 34% in 1993) is as follows (in thousands):
-------------------------------------------------------------------------------
                                                    Years Ended December 31,
                                                  ----------------------------
                                                     1995    1994     1993
-------------------------------------------------------------------------------
Tax at U.S. statutory rate                          $ 899   $(846)   $1,220
State taxes, net of federal benefit                   149      (7)      186
Tax exempt income                                     --      (38)      (65)
Fuel tax credits                                     (515)     --      (326)
Goodwill amortization                                 150     135       105
Meals and entertainment                               105     101       --
Other individually immaterial items                    (5)    155        45
-------------------------------------------------------------------------------
     Total Federal and State                        $ 783   $(500)   $1,165
-------------------------------------------------------------------------------
As of December 31, 1995, the Company has federal alternative minimum tax credit carryforwards of approximately $1,744,000, which have no expiration date.

       Deferred   income  taxes   reflect  the  net  tax  effects  of  temporary
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at:
--------------------------------------------------------------------------------
                                                               December 31,
                                                           ------------------
(In thousands)                                               1995       1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit carryforwards             $1,744     $1,423
  Deferred compensation                                       306        282
  Allowance for doubtful accounts                             421        390
  Vacation accruals                                           595        544
  Restructuring accruals                                      --         510
  Unrecognized loss on property                               --         972
  Other individually immaterial items                         454        253
-------------------------------------------------------------------------------
      Total deferred tax assets                            $3,520     $4,374
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax over book depreciation                               $  352     $  862
  Tax accounting method changes                               102        258
  Payment liabilities deducted                                116        37
  Supplies                                                    110        110
-------------------------------------------------------------------------------
     Total deferred tax liabilities                        $  680     $1,267
-------------------------------------------------------------------------------
Total net deferred tax assets                              $2,840     $3,107
-------------------------------------------------------------------------------

11. QUARTERLY DATA (UNAUDITED)


 -----------------------------------------------------------------------------------------------------------------------
 (In thousands                                           First          Second          Third           Fourth
 except per share amounts)                              Quarter         Quarter         Quarter         Quarter
 ----------------------------------------------------------------------------------------------------------------------
1994(1)
Gross revenue ...................................       $ 21,712       $ 30,028       $ 30,987       $ 32,911
Net revenue .....................................         18,742         25,418         26,477         25,289
Income (loss) from operations ...................            149            429            906         (4,125)(2)
Net income (loss) ...............................            188            370            695         (3,170)(2)
Income (loss) per share .........................       $   0.03       $   0.05       $   0.09       $  (0.39)
------------------------------------------------------------------------------------------------------------------------
1995
Gross revenue ...................................       $ 30,369       $ 31,116       $ 32,106       $ 28,951
Net revenue .....................................         26,276         26,453         26,636         24,044
Income from operations ..........................            528            985            816            126
Net income ......................................            397            711            650             28
Income per share ................................       $   0.05       $   0.09       $   0.08       $   0.01
------------------------------------------------------------------------------------------------------------------------

(1) Includes the operating results of Wehran Envirotech, Inc., acquired effective April 1, 1994.

(2)  Includes $1,958,000 of restructuring/other charges.

The Company's net revenue is adversely affected in the first quarter of each year, primarily as a result of restricted field work due to weather conditions.

The Board Of Directors And Shareholders
EMCON

We have audited the accompanying consolidated balance sheets of EMCON as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCON at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

San Jose, California
February  14, 1996,
except for Note 4 and the
first  paragraph of Note 3, as to
which the date is February 29, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                          -----

(a)(1)         Financial Statements                                        18

(a)(2)         Schedule II - Valuation and Qualifying Accounts             38

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c)            Index to Exhibits                                           39

                  Exhibits filed herewith and attached hereto under separate cover or incorporated by reference herein will be furnished to security holders of the Registrant upon written request and payment of a fee of $.30 per page which fee covers only the Registrant's reasonable expenses in furnishing such exhibits.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMCON

Dated:   March 27, 1996               By  /s/ Eugene M. Herson
        --------------------              --------------------
                                          Eugene M. Herson
                                          President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                           Title                         Date
    ---------                           -----                         ----

 /s/ Douglas P. Crane       Chairman of the Board and Director   March 27, 1996
--------------------------
Douglas P. Crane
                            President, Chief Executive Officer
                            and Director (Principal Executive
/s/ Eugene M. Herson        Officer)                             March 27, 1996
--------------------------
Eugene M. Herson

                             Chief Financial Officer and
                             Vice President - Legal
                             (Principal Financial and Accounting
/s/ R. Michael Momboisse     Officer)                            March 27, 1996
--------------------------
R. Michael Momboisse

                              Vice President - Consulting
/s/ H. Lee Fortier            Operations and Director            March 27, 1996
--------------------------
H. Lee Fortier

                              Vice President - Laboratory Operations,
                              President of Columbia Analytical
/s/ Stephen W. Vincent        Services, Inc. and Director        March 27, 1996
--------------------------
Stephen W. Vincent

/s/ Donald A. Andres          Vice President and Director        March 27, 1996
--------------------------
Donald A. Andres

                              Director                           March __, 1996
--------------------------
Donald R. Kerstetter

/s/ Jack M. Marzluft          Director                           March 27, 1996
--------------------------
Jack M. Marzluft

                              Director                           March __, 1996
--------------------------
Peter Vardy

                                   SCHEDULE II

                                      EMCON
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                        Additions
                         Balance        Charged to                  Balance
                       at Beginning     Costs and                   at End
                        of Period        Expenses      Writeoffs   of Period
                       ------------     ----------     ---------   ---------

Allowance for
Doubtful Accounts:

Year Ended
December 31, 1993       $    612        $   801        $   (933)      $   480

Year Ended
December 31, 1994       $    480        $ 2,889        $ (2,394)      $   975

Year Ended
December 31, 1995       $    975        $   765        $   (688)      $ 1,052

                                INDEX TO EXHIBITS
                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                                                              Page
--------------                                                     ------------

2.1       Agreement and Plan of  Reorganization  dated  effective          *
          April  1,  1994,   among   Wehran   Envirotech,   Inc.,
          Registrant   and   certain   other   related   parties,
          incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated May 26, 1994

2.2       Certificate  of  Ownership  reflecting  the  merger  of          *
          Registrant's   wholly-owned  subsidiary,   Wehran/Emcon
          Northeast,  Inc.,  into Registrant  effective  December
          20,1994, incorporated by reference from Exhibit 2.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K")

2.3       Certificate  of  Ownership  reflecting  the  merger  of          *
          Registrant's     wholly-owned    subsidiary,     Wehran
          Engineering  Corporation,   into  Registrant  effective
          December  23,  1994,  incorporated  by  reference  from
          Exhibit 2.3 of the 1994 10-K

2.4       Certificate  of  Ownership  reflecting  the  merger  of          *
          Registrant's  wholly-owned  subsidiary,  EA Associates,
          into   Registrant    effective   December   31,   1994,
          incorporated  by reference from Exhibit 2.4 of the 1994
          10-K

2.5       Certificate  of  Ownership  reflecting  the  merger  of          *
          Registrant's    wholly-owned    subsidiaries,     EMCON
          Northwest,   Inc.,   EMCON   Southeast,   Inc.,   EMCON
          Baker-Shiflett,    Inc.,   and   Eldredge   Engineering
          Associates,  Inc., into Registrant  effective  December
          31, 1994, incorporated by reference from Exhibit 2.5 of the 1994 10-K

2.6       Stock Purchase  Agreement dated January 30, 1996, among          *
          Organic Waste * Technologies, Inc. ("OWT"), Registrant and the selling shareholders and optionholders of OWT, incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996, (the
          "March 1996 8-K")

3.1       Articles of Incorporation,  as amended, incorporated by          *
          reference   from   Exhibit  3.1  of  the   Registrant's
          Registration  Statement on Form S-1 (File No. 33-16337)
          effective   September   16,   1987   (the   "Form   S-1
          Registration Statement")

3.2       Certificate  of  Amendment  of  Restated   Articles  of          *
          Incorporation as filed on May 24, 1988, incorporated by reference from Exhibit 3.2 of the Annual Report on Form
          10-K for the fiscal year ended  December  31, 1988 (the
          "1988 10-K")

3.3       Certificate  of  Amendment  of  Restated   Articles  of          *
          Incorporation as filed on June 4, 1991, incorporated by
          reference  from Exhibit 4.1 of the  Quarterly  Reporton
          Form 10-Q for the fiscal  quarter  ended June 30,  1991
          (the "June 1991 10-Q")

3.4       Bylaws,  as amended,  incorporated  by  reference  from          *
          Exhibit 4.2 of the June 1991 10-Q

10.1      Standard Commercial Lease dated August 1, 1985, between          *
          Archer  Business   Complex  and  Registrant  (the  "ABC
          Lease"), incorporated by reference from Exhibit 10.5 of the Form S-1 Registration Statement

10.2      Amendment  to the ABC  Lease  between  Archer  Business          *
          Complex  and  Registrant   dated  September  30,  1992,
          incorporated by reference from Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992 (the "1992 10-K")

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                 INDEX TO EXHIBITS (Continued)                Page
--------------                                                     -------------

10.3      Second  and Third  Amendment  to the ABC Lease  between          *
          Archer Business Complex and Registrant dated October 4,
          1993 and January 1, 1994, respectively, incorporated by referenced from Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1993
          (the "1993 10-K").

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

10.5     EMCON 1986  Incentive  Stock Option Plan and Amendment,          *(1)
          incorporated by reference from Exhibit 10.15 of the Form S-1 Registration Statement.

10.6      Form of Agreement pursuant to Salary Continuation Plan,          *(1)
          incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

10.7      Schedule  identifying  Agreements  pursuant  to  Salary         43(1)
          Continuation   Plan  between   Registrant  and  certain
          employees.

10.8      Form of Indemnity  Agreement between the Registrant and          *
          each  of  the  Registrant's   officers  and  directors,
          incorporated by reference from Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988 10-K").

10.9      EMCON 1988 Stock  Option Plan,  amended by  shareholder          *(1)
          approval on May 25,1994, including form of Nonqualified
          Stock    Option    Agreement    (Outside    Directors),
          incorporated   by   reference   from  Exhibit  10.9  of
          Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30, 1994
          10-Q").

10.10     EMCON  Employee  Stock  Purchase Plan  incorporated  by          *(1)
          reference  from  Exhibit  10.10  of  the   Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

10.11     EMCON Restricted  Stock Plan  incorporated by reference          *(1)
          from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.12     EMCON Deferred  Compensation  Plan effective January 1,          *(1)
          1994, incorporated by eference from Exhibit 10.12 of the 1993 10-K.

10.13     Trust  Agreement  for the EMCON  Deferred  Compensation          *(1)
          Plan and Salary  Continuation Plan Trust dated February
          19, 1994, between Registrant and Wells Fargo Bank, N.A.
          incorporated by reference from Exhibit 10.13 of the 1993 10-K.

10.14     Credit Agreement  between The Bank of California,  N.A.          *
          and Registrant dated September 20, 1991 with Amendment dated May 31, 1992, incorporated by reference from Exhibits 10.11 and 10.12 of the 1992 10-K.

10.15     Second Amendment to Credit  Agreement  between The Bank          *
          of California,  N.A. and Registrant dated effective May
          31, 1993, incorporated by reference from Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                 INDEX TO EXHIBITS (Continued)                Page
--------------                                                     -------------

10.16     Third Amendment to Credit Agreement between The Bank of          *
          California, N.A. and Registrant dated effective June 2,
          1994, incorporated by reference from Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

10.17     Fourth Amendment to Credit  Agreement  between the Bank          *
          of California,  N.A. and Registrant dated effective May
          31, 1995, incorporated by reference from Exhibit 10.17 of the June 30, 1995 10-Q.

10.18     Letter Agreement  between H. Lee Fortier and Registrant          *(1)
          dated March 14, 1994,  incorporated  by reference  from
          Exhibit 10.21 of the September 30, 1994 Form 10-Q.

10.19     Letter   Agreement   between   Thorley  D.  Briggs  and          *(1)
          Registrant   dated  July  19,  1994,   incorporated  by
          reference from Exhibit 10.20 of the 1994 10-K.

10.20     Letter Agreement between James M. Felker and Registrant          *(1)
          dated October 31, 1994,  incorporated by reference from
          Exhibit 10.21 of the 1994 10-K.

10.21     Agreement between Eugene M. Herson and Registrant dated         43(1)
          November 30, 1995.

10.22     Agreement  between R. Michael  Momboisse and Registrant         48(1)
          dated November 10, 1995.

10.23     Credit Agreement  between The Bank of California,  N.A.          *
          and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.2 of the March 1996 8-K.

10.24     Security Agreement between The Bank of California, N.A.          *
          and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.3 of the March 1996 8-K.

10.25     Pledge Agreement  between The Bank of California,  N.A.          *
          and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.4 of the March 1996 8-K.

10.26     Eurodollar  Rate Option  Agreement  between The Bank of          *
          California,  N.A.  and  Registrant  dated  February 29,
          1996, incorporated by reference from Exhibit 10.5 of the March 1996 8-K.

10.27     Fixed Rate  Amortization  Option Agreement  between The          *
          Bank of California,  N.A. and Registrant dated February
          29, 1996, incorporated by reference from Exhibit 10.6 of the March 1996 8-K.

10.28     Note  Agreement  among  the  Registrant,  OWT,  Mark H.          *
          Shipps, and certain employees * of OWT , incorporated by reference from Exhibit 10.1 of the March 1996 8-K.

11.1      Computation of Income (Loss) Per Share.                         55

21.1      Significant Subsidiaries of  Registrant.                        56

23.1      Consent of Ernst & Young, LLP, Independent Auditors.            57

27        Financial Data Schedule, included herein.                       58

*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.