Form 10-Q
period 1996-03-31
EMCON
filed 1996-05-09
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


          California                                            94-1738964
- ---------------------------------------                    --------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                              Identification No.)

400 South El Camino Real, Suite 1200,
San Mateo, California                                              94402
- ----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (415) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,480,158  shares of Common Stock Issued and Outstanding as of  April 30, 1996.

                                      EMCON

                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996




                                                                            Page
                                                                          Number

FACING SHEET...........................................................     1

TABLE OF CONTENTS......................................................     2

PART I.   FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995.................     3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1996 and 1995...........     4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995...........     5

                  Notes to Consolidated Financial Statements...........     6

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........     9

PART II.   OTHER INFORMATION...........................................     11

Signatures.............................................................     12

Index to Exhibits......................................................     13



                                      EMCON
                           CONSOLIDATED BALANCE SHEETS



- -------------------------------------------------------------------------------
                                                     March 31,   December 31,
                                                       1996         1995
(In thousands, except share amounts)               (Unaudited)   (Audited)
- -------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents .....................     $  5,520     $  9,451
Marketable securities .........................         --            501
Accounts receivable, net of allowance
   for doubtful accounts of $1,120 and
   $1,052 at March 31, 1996 and
   December 31, 1995, respectively ............       39,125       34,925
Prepaid expenses and other current assets .....        5,293        3,066
                                                    --------     --------

   Total Current Assets .......................       49,938       47,943

Net property and equipment, at cost ...........       22,564       16,690

Other assets ..................................        4,107        3,579
Deferred tax assets ...........................        1,823        1,677
Intangible assets, net of amortization ........       20,527        8,747
                                                    --------     --------

   Total Assets ...............................     $ 98,959     $ 78,636
                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..............................     $  5,362     $  4,174
Accrued payroll and related benefits ..........        5,118        4,975
Other accrued liabilities .....................        5,168        2,109
Non-current obligations due within one year ...          789          372
                                                    --------     --------

   Total Current Liabilities ..................       16,437       11,630

Non-current obligations .......................       16,642        1,700
Commitments and contingencies .................         --           --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000
   shares authorized; no shares issued
   or outstanding .............................         --           --
Common stock, no par value, 15,000,000
   shares authorized; 8,480,158 and
   8,329,343 shares issued and outstanding
   at March 31, 1996 and December 31, 1995,
   respectively ...............................       41,928       41,401
Retained earnings .............................       23,952       23,918
Unrealized losses on marketable securities ....         --            (13)
                                                    --------     --------

   Total Shareholders' Equity .................       65,880       65,306
                                                    --------     --------

   Total Liabilities and Shareholders' Equity..     $ 98,959     $ 78,636
                                                    ========     ========

See accompanying notes



                                      EMCON

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

- -------------------------------------------------------------------------------
                                                         Three months ended
                                                               March 31,
                                                   ----------------------------
(In thousands, except per share amounts)                   1996          1995
- -------------------------------------------------------------------------------

Gross revenue ....................................      $ 28,564       $ 30,369
Outside services, at cost ........................         3,957          4,093
                                                        --------       --------

   Net revenue ...................................        24,607         26,276

Costs and expenses:
   Direct expenses ...............................         9,689          9,986
   Indirect expenses .............................        14,799         15,762
                                                        --------       --------

      Income from operations .....................           119            528

Interest income (expense), net ...................           (22)            59
Equity in loss of affiliates .....................           (44)           (20)
                                                        --------       --------

Income before provision for income taxes .........            53            567

Provision for income taxes .......................            19            170
                                                        --------       --------

Net income .......................................      $     34       $    397
                                                        ========       ========

Income per share .................................      $   0.01       $   0.05
                                                        ========       ========



See accompanying notes




                                      EMCON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

- ------------------------------------------------------------------------------------------------------------

                                                                                   Three months ended
                                                                                        March 31,
                                                                                ----------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                     1996       1995
- ------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income .................................................................   $    34    $   397
   Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
       Depreciation and amortization ..........................................     1,463      1,361
       Loss on sale/disposal of property and equipment ........................        29         29
       Increase in salary continuation plan ...................................        11         21
       Changes in operating assets and liabilities:
           Accounts receivable ................................................        (8)     1,059
           Prepaid expenses and other current assets ..........................      (902)    (1,028)
           Other assets .......................................................      (384)        82
           Accounts payable ...................................................      (472)    (3,564)
           Accrued payroll and related benefits ...............................      (241)      (829)
           Other accrued liabilities ..........................................       272        135
- -----------------------------------------------------------------------------------------------------------
   Net cash used for operating activities .....................................      (198)    (2,337)
- -----------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment ........................................      (621)      (844)
   Purchases of available for sale securities .................................      --          (25)
   Maturities of available for sale securities ................................       514        499
   Acquisitions,  net of cash acquired ........................................    (4,007)      --
   Proceeds from sale of property and equipment ...............................         6         20
- ----------------------------------------------------------------------------------------------------------
   Net cash used for investing activities .....................................    (4,108)      (350)
- ----------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Payment of current and noncurrent obligations ..............................      (152)       (70)
   Issuance of common stock for cash ..........................................       527        189
- ----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities ..................................       375        119
- ----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents .........................................    (3,931)    (2,568)
Cash and cash equivalents, beginning of year ..................................     9,451      5,152
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period ......................................   $ 5,520    $ 2,584
- ----------------------------------------------------------------------------------------------------------


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

     These financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1995.

2.   Restructuring Charges

     In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the quarter ended March 31, 1996, $37,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At March 31, 1996, $115,000 of accrued restructuring costs were included in other accrued liabilities. To-date, $1,049,000 of restructuring charges have been incurred.

3. On February 29, 1996, EMCON acquired all of the outstanding capital stock of Organic Waste Technologies, Inc., ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $14,039,000 in cash plus the issuance of convertible notes held by certain senior OWT management in the aggregate principal amount of $1,747,000 and other direct acquisition costs of $77,000. The notes bear interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The notes may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the notes have not been converted into OWT shares, they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001, at a conversion price of $6.50 per share.

     The Company is still in the process of performing a final analysis of the value and life of all OWT assets acquired and liabilities assumed. Accordingly, the balance sheet reflects a preliminary allocation of the purchase price which is subject to change. Based on this preliminary allocation,  the Company has  included  intangible  assets and  goodwill of approximately $11,966,000 resulting from the acquisition of OWT in intangible assets on the balance sheet, which amounts will be amortized over periods not to exceed thirty years.

     The following  summarizes  the unaudited pro forma net revenue,  net income
     (loss), and income (loss) per share for the combined company for the three month periods ended March 31, 1996 and 1995 had the acquisition occurred at the beginning of each period presented.

                                                  (unaudited)
                                           Three months ended March 31,
                                       ----------------------------------------
            (in thousands)                   1996               1995
     --------------------------------------------------------------------------
            Net revenue                    $27,506            $29,628
            Net income (loss)                 (282)               300
            Income (loss) per share        $ (0.03)           $  0.04
     --------------------------------------------------------------------------


     The above proforma results of operations do not purport to reflect the actual results of operations had the Company actually acquired OWT as of the beginning of the period presented.

4.       Credit Agreement

     In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a loan term basis with an interest rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 available for non-working purposes). The line of credit component of the credit agreement expires on May 31, 1997.

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

6.   Income Per Share

     Income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method for the three months ended March 31, 1996 and 1995.

7.   Other

     In 1994, the Company converted to a fifty-two/fifty-three week fiscal year which will result in a fifty-three week year in 1996. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar period.

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Net revenues for the first quarter of 1996 totalled $24,607,000, including net revenues of $1,675,000 contributed by OWT following its acquisition on February 29, 1996. Excluding OWT, net revenue for the quarter totalled $22,932,000; a 12.7% decrease compared with $26,276,000 for the first quarter of 1995. The decrease in net revenue was attributable, in part, to particularly difficult weather conditions in the Northeast and Northwest areas; with virtually every office in these areas experiencing the loss of two to three productive days due to inclement weather. The decrease was also attributable to general underperformance of the Company's Consulting and Laboratory Divisions in the Alaska and Washington state markets combined with a decrease due to the recent reductions in work force in the first quarter of 1996.

Direct expenses for the first quarter of 1996 totalled $9,689,000, including direct expenses from OWT of $1,145,000. Excluding OWT, direct expenses for the quarter totalled $8,544,000; a 14.4% decrease compared with $9,986,000 for the first quarter of 1995. Excluding OWT, direct expenses as a percent of net revenue decreased to 37.3% in the first quarter of 1996 from 38.0% in the first quarter of 1995. This decrease was primarily due to a reduction in direct materials as a percent of total direct expenses. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses and direct labor and materials for laboratory testing.

Indirect expenses for the first quarter of 1996 totalled $14,799,000, including indirect expenses from OWT of $340,000. Excluding OWT, indirect expenses for the quarter totalled $14,459,000; an 8.3% decrease compared with $15,762,000 in the first quarter of 1995. Indirect expenses include nonbillable hours for professional, technical and administrative staff, and general administrative expenses such as rent, bonuses, benefits, insurance, legal and depreciation. Excluding OWT, indirect expenses as a percent of net revenue increased to 63.1% from 60.0% for the period ending March 31, 1996 and 1995, respectively. The increase was principally due to higher start up costs associated with the expansion of the Company's Operations and Construction Division ("EOC"). This increase was offset in part by certain prior reductions in work force and continued implementation of administrative cost containment measures.

Income from operations decreased to $119,000 for the first quarter of 1996 from $528,000 for the quarter ended March 31, 1995. Income from operations in the first quarter of 1995 included approximately $250,000 directly attributable to the sale of proprietary technology.

The Company recorded interest expense, net of interest income of $22,000 in the first quarter of 1996 compared to net interest income of $59,000 in the comparable quarter last year. The net decrease was attributable to an increase in the Company's long term indebtedness (including assumption of the outstanding OWT convertible notes and other project/equipment related indebtedness and the $10,000,000 loan undertaken to partially fund the OWT acquisition), and a reduction in the Company's cash available for investment as a result of the OWT acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During  the  first  quarter  of  1996,  the  Company   financed  its  operations
principally from cash and marketable securities on hand, cash generated by operations, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used by operations during the first quarter of 1996 was $198,000. At March 31, 1996, the Company had cash and cash equivalents of $5,520,000.

The Company invested $621,000 for the purchase of property and equipment in the first quarter of 1996, primarily for computers and communication systems and to a lesser extent, for laboratory equipment. In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1997.

The Company believes that cash generated from operations and its available bank line, together with existing cash, will be sufficient to meet the Company's capital needs for at least the next twelve months.

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 4.     Not applicable.

Item  5.          Other Information

Item  6.          Exhibits and Reports

(a)  Exhibits - See Index to Exhibits on Page 12

(b)  Reports on Form 8-K

         i) A current Report on Form 8-K dated January 31, 1996, was filed with the Securities and Exchange Commission (the "Commission") announcing the signing of a definitive agreement to acquire OWT.

         ii) A current Report on Form 8-K dated February 29, 1996 was filed with the Commission on March 15, 1996 announcing completion of the OWT acquisition.

         iii) A current Report on Form 8-K/A (Amendment No. 1) dated April 15, 1996, was filed with the Commission on April 16, 1996 to amend certain information inadvertently left out of the Form 8-K dated February 29, 1996.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 8, 1996                      EMCON


                                        R. Michael Momboisse
                                        ------------------------------
                                        R. MICHAEL MOMBOISSE
                                        Chief Financial Officer and
                                        Vice President - Legal
                                        (Duly authorized and principal
                                        financial and accounting officer)

                                      EMCON

                                INDEX TO EXHIBITS
                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                                                              Page
- --------------                                                     ------------

2.1            Agreement  and Plan of  Reorganization  dated               *
               effective   April  1,  1994,   among   Wehran
               Envirotech,   Inc.,  Registrant  and  certain
               other  related   parties,   incorporated   by
               reference  from  Exhibit  2.1 of the  Current
               Report on Form 8-K dated May 26, 1994.


2.2            Certificate   of  Ownership   reflecting  the               *
               merger    of    Registrant's     wholly-owned
               subsidiary,   Wehran/Emcon  Northeast,  Inc.,
               into Registrant effective December 20,1994, incorporated by reference from Exhibit 2.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994
               10-K").


2.3            Certificate   of  Ownership   reflecting  the               *
               merger    of    Registrant's     wholly-owned
               subsidiary, Wehran Engineering Corporation, into Registrant effective December 23, 1994, incorporated by reference from Exhibit 2.3 of the 1994 10-K.

2.4           Certificate   of  Ownership   reflecting  the                *
               merger    of    Registrant's     wholly-owned
               subsidiary , EA Associates, into Registrant effective December 31, 1994, incorporated by reference from Exhibit 2.4 of the 1994 10-K.

2.5            Certificate   of  Ownership   reflecting  the               *
               merger    of    Registrant's     wholly-owned
               subsidiaries,  EMCON  Northwest,  Inc., EMCON
               Southeast, Inc., EMCON Baker-Shiflett, Inc., and Eldredge Engineering Associates, Inc., into Registrant effective December 31, 1994, incorporated by reference from Exhibit 2.5 of the 1994 10-K.

2.6            Stock  Purchase  Agreement  dated January 30,               *
               1996, among Organic Waste Technologies,  Inc.
               ("OWT"),    Registrant    and   the   selling
               shareholders   and  option  holders  of  OWT,
               incorporated by reference from Exhibit 2.1 of the Amendment No. 1 to Form 8-K /A dated
               April 15, 1996.

3.1            Articles   of   Incorporation,   as  amended,               *
               incorporated by reference from Exhibit 3.1 of
               the  Registrant's  Registration  Statement on
               Form  S-1  (File  No.   33-16337)   effective
               September    16,    1987   (the   "Form   S-1
               Registration Statement").

3.2            Certificate of Amendment of Restated Articles               *
               of Incorporation as filed on May 24, 1988, incorporated by reference from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988
               10-K").

3.3            Certificate of Amendment of Restated Articles               *
               of Incorporation as filed on June 4, 1991, incorporated by reference from Exhibit 4.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991 (the "June
               1991 10-Q").

3.4            Bylaws, as amended, incorporated by reference               *
               from Exhibit 4.2 of the June 1991 10-Q.

10.1           Standard  Commercial  Lease  dated  August 1,               *
               1985,  between  Archer  Business  Complex and
               Registrant (the "ABC Lease"), incorporated by reference from Exhibit 10.5 of the Form S-1
               Registration Statement.

10.2          Amendment  to the ABC  Lease  between  Archer                *
               Business   Complex   and   Registrant   dated
               September 30, 1992, incorporated by reference from Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December
               31, 1992 (the "1992 10-K").

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number          INDEX TO EXHIBITS (Continued)                      Page
- --------------                                                  ----------------

10.3           Second and Third  Amendment  to the ABC Lease               *
               between   Archer    Business    Complex   and
               Registrant  dated October 4, 1993 and January
               1,  1994,   respectively,   incorporated   by
               referenced  from  Exhibit  10.2 of the Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1993 (the "1993 10-K").

10.4          Standard  Commercial  Lease  dated  August 1,                *
               1986,   between  the  Royal  Partnership  and
               Sweet-Edwards   &  Associates,   Inc.  (since
               merged into the Registrant) incorporated by reference from Exhibit 10.9 of the Form S-1
               Registration Statement.

10.5           EMCON 1986  Incentive  Stock  Option Plan and               *(1)
               Amendment,  incorporated  by  reference  from
               Exhibit  10.15 of the  Form S-1  Registration
               Statement.


10.6           Form  of   Agreement   pursuant   to   Salary               *(1)
               Continuation Plan,  incorporated by reference
               from   Exhibit   10.17   of  the   Form   S-1
               Registration Statement.

10.7           Schedule  identifying  Agreements pursuant to               #(1)
               Salary  Continuation Plan between  Registrant
               and  certain   employees,   incorporated   by
               reference  from  Exhibit  10.7 of the  Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1995 (the "1995 10-K").

10.8          Form  of  Indemnity   Agreement  between  the                *
               Registrant  and  each  of  the   Registrant's
               officers  and  directors,   incorporated   by
               reference  from  Exhibit  10.20 of the Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1988 (the "1988 10-K").

10.9           EMCON  1988  Stock  Option  Plan,  amended by               *(1)
               shareholder    approval   on   May   25,1994,
               including form of  Nonqualified  Stock Option
               Agreement (Outside  Directors),  incorporated
               by   reference   from  Exhibit  10.9  of  the
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30,
               1994 10-Q").

10.10          EMCON    Employee    Stock    Purchase   Plan               *(1)
               incorporated by reference from Exhibit 10.10 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

10.11          EMCON Restricted  Stock Plan  incorporated by               *(1)
               reference  from  Exhibit  10.15 of the Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1990.

10.12          EMCON  Deferred  Compensation  Plan effective               *(1)
               January 1, 1994, incorporated by reference from Exhibit 10.12 of the 1993 10-K.

10.13          Trust   Agreement  for  the  EMCON   Deferred               *(1)
               Compensation  Plan  and  Salary  Continuation
               Plan Trust dated  February 19, 1994,  between
               Registrant   and  Wells  Fargo   Bank,   N.A.
               incorporated by reference from Exhibit 10.13 of the 1993 10-K.

10.14          Credit   Agreement   between   The   Bank  of               *
               California,   N.A.   and   Registrant   dated
               September 20, 1991 with  Amendment  dated May
               31, 1992, incorporated by reference from Exhibits 10.11 and 10.12 of the 1992 10-K.

10.15          Second Amendment to Credit Agreement  between               *
               The Bank of California, N.A. and Registrant dated effective May 31, 1993, incorporated by reference from Exhibit 10.13 of Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                 INDEX TO EXHIBITS (Continued)               Page
- --------------                                                    -------------

10.16          Third Amendment to Credit  Agreement  between               *
               The Bank of California, N.A. and Registrant dated effective June 2, 1994, incorporated by reference from Exhibit 10.16 of Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

10.17          Fourth Amendment to Credit Agreement  between               *
               the Bank of California, N.A. and Registrant dated effective May 31, 1995, incorporated by reference from Exhibit 10.17 of the June 30, 1995 10-Q.

10.18          Letter  Agreement  between H. Lee Fortier and               *(1)
               Registrant dated March 14, 1994, incorporated
               by  reference   from  Exhibit  10.21  of  the
               September 30, 1994 Form 10-Q.

10.19          Letter  Agreement  between  Thorley D. Briggs               *(1)
               and   Registrant   dated   July   19,   1994,
               incorporated by reference from Exhibit 10.20 of the 1994 10-K.

10.20          Letter Agreement  between James M. Felker and               *(1)
               Registrant    dated    October   31,    1994,
               incorporated by reference from Exhibit 10.21 of the 1994 10-K.

10.21          Agreement   between   Eugene  M.  Herson  and               *(1)
               Registrant    dated    November   30,   1995,
               incorporated by reference from Exhibit 10.21 of the 1995 10-K.

10.22          Agreement  between R. Michael  Momboisse  and               *(1)
               Registrant    dated    November   10,   1995,
               incorporated by reference from Exhibit 10.22 of the 1995 10-K.

10.23          Credit   Agreement   between   The   Bank  of               *
               California,   N.A.   and   Registrant   dated
               February 29, 1996,  incorporated by reference
               from  Exhibit  10.2 of the Current  Report on
               Form  8-K  dated   February   29,  1996  (the
               "February 1996 8-K.").

10.24          Security   Agreement   between  The  Bank  of               *
               California,   N.A.   and   Registrant   dated
               February 29, 1996, incorporated by reference from Exhibit 10.3 of the February 1996 8-K.

10.25          Pledge   Agreement   between   The   Bank  of               *
               California,   N.A.   and   Registrant   dated
               February 29, 1996, incorporated by reference from Exhibit 10.4 of the February 1996 8-K.

10.26          Eurodollar Rate Option Agreement  between The               *
               Bank of California, N.A. and Registrant dated
               February 29, 1996, incorporated by reference from Exhibit 10.5 of the February 1996 8-K.

10.27          Fixed  Rate  Amortization   Option  Agreement               *
               between  The  Bank of  California,  N.A.  and
               Registrant    dated    February   29,   1996,
               incorporated by reference from Exhibit 10.6 of the February 1996 8-K.

10.28          Note  Agreement  among the  Registrant,  OWT,               *
               Mark H. Shipps,  and certain employees of OWT
               , incorporated by reference from Exhibit 10.1 of the February 1996 8-K.

11.1 Computation of Income Per Share, incorporated as part of this submission as document type
               EX-11.1.

*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.