Form 10-Q
period 1996-06-30
EMCON
filed 1996-08-13
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


           California                                           94-1738964
 ----------------------------------                            -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                             94402
- ----------------------------------------------                ------------
(Address of  principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (415) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,528,526 shares of Common Stock Issued and Outstanding as of July 31, 1996.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996




                                                                       Page
                                                                      Number
                                                                      -----
FACING SHEET..........................................................   1

TABLE OF CONTENTS.....................................................   2

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Consolidated Balance Sheets -
                June 30, 1996 and December 31, 1995...................   3

                Consolidated Statements of Income -
                Three months and six months ended
                June 30, 1996 and 1995................................   4

                Consolidated Statements of Cash Flows -
                Six months ended June 30, 1996 and 1995...............   5

                Notes to Consolidated Financial Statements............   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........   9

PART II. OTHER INFORMATION............................................  12

Signatures............................................................  14

Index to Exhibits.....................................................  15

                                      EMCON
                           CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30,        December 31,
                                                                                                     1996              1995
(In thousands, except share amounts)                                                             (Unaudited)        (Audited)
- -----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents .....................................................................   $  3,492          $  9,451
Marketable securities .........................................................................       --                 501
Accounts receivable, net of allowance for doubtful accounts of $1,190
   and $1,052 at June 30,1996 and December 31, 1995, respectively .............................     42,191            34,925
Prepaid expenses and other current assets .....................................................      5,341             3,066
                                                                                                  --------          --------

   Total Current Assets .......................................................................     51,024            47,943

Net property and equipment, at cost ...........................................................     22,459            16,690

Other assets ..................................................................................      4,451             3,579
Deferred tax assets ...........................................................................      1,823             1,677
Intangible assets, net of amortization ........................................................     20,539             8,747
                                                                                                  --------          --------

   Total Assets ...............................................................................   $100,296          $ 78,636
                                                                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ..............................................................................   $  5,528          $  4,174
Accrued payroll and related benefits ..........................................................      6,453             4,975
Other accrued liabilities .....................................................................      2,575             2,109
Non-current obligations due within one year ...................................................      1,627               372
                                                                                                  --------          --------

   Total Current Liabilities ..................................................................     16,183            11,630

Non-current obligations .......................................................................     17,852             1,700
Commitments and contingencies .................................................................       --                --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued
   or outstanding .............................................................................       --                --
Common stock, no par value, 15,000,000 shares authorized; 8,483,346 and 8,329,343 shares issued and outstanding at June 30, 1996 and
   December 31, 1995, respectively ............................................................     41,944            41,401
Retained earnings .............................................................................     24,317            23,918
Unrealized losses on marketable securities ....................................................       --                 (13)
                                                                                                  --------          --------

   Total Shareholders' Equity .................................................................     66,261            65,306
                                                                                                  --------          --------

   Total Liabilities and Shareholders' Equity .................................................   $100,296          $ 78,636

                                                                                                  ========          ========

See accompanying notes



                                      EMCON

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended                  Six months ended
                                                                                June 30,                           June 30,
                                                                   -------------------------------        -------------------------
(In thousands, except per share amounts)                                1996              1995              1996              1995
- -----------------------------------------------------------------------------------------------------------------------------------
Gross revenue ..............................................         $ 35,881          $ 31,116          $ 64,445          $ 61,485
Outside services, at cost ..................................            5,339             4,663             9,296             8,756
                                                                     --------          --------          --------          --------

   Net revenue .............................................           30,542            26,453            55,149            52,729

Costs and expenses:
   Direct expenses .........................................           13,030            10,050            22,719            20,036
   Indirect expenses .......................................           16,722            15,418            31,521            31,180
                                                                     --------          --------          --------          --------

      Income from operations ...............................              790               985               909             1,513

Interest income (expense), net .............................             (277)               36              (299)               95
Equity in income (loss) of affiliates ......................               47                (5)                3               (25)
                                                                     --------          --------          --------          --------

Income before provision for income taxes ...................              560             1,016               613             1,583

Provision for income taxes .................................              195               305               214               475
                                                                     --------          --------          --------          --------

Net income .................................................         $    365          $    711          $    399          $  1,108
                                                                     ========          ========          ========          ========

Income per share ...........................................         $   0.05          $   0.09          $   0.06          $   0.14
                                                                     ========          ========          ========          ========






See accompanying notes



                                      EMCON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

- -------------------------------------------------------------------------------------------------------------------

                                                                                           Six months ended
                                                                                               June 30,
                                                                                     ------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                           1996            1995
- -------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income .....................................................................     $   399         $ 1,108
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization ................................................       3,234           2,562
     Loss on sale/disposal of property and equipment ..............................          39              56
     Increase in salary continuation plan .........................................          53              35
     Changes in operating assets and liabilities:
         Accounts receivable ......................................................      (3,074)            343
         Prepaid expenses and other current assets ................................        (950)           (153)
         Other assets .............................................................      (1,228)           (288)
         Accounts payable .........................................................        (306)         (3,633)
         Accrued payroll and related benefits .....................................       1,094            (293)
         Other accrued liabilities ................................................      (1,608)             21
- -----------------------------------------------------------------------------------     -------         -------
   Net cash used for operating activities .........................................      (2,347)           (242)
- -----------------------------------------------------------------------------------     -------         -------
Cash flow from investing activities:
    Additions to property and equipment ...........................................      (2,095)         (1,830)
    Purchases of available for sale securities ....................................        --               (28)
    Maturities of available for sale securities ...................................         514             469
    Acquisitions,  net of cash acquired ...........................................      (3,827)           --
    Proceeds from sale of property and equipment ..................................          70              52
- -----------------------------------------------------------------------------------     -------         -------
   Net cash used for investing activities .........................................      (5,338)         (1,337)
- -----------------------------------------------------------------------------------     -------         -------
Cash flow from financing activities:
    Proceed of new debt obligation ................................................       6,755
    Payment of current and noncurrent obligations .................................      (5,572)            (51)
    Issuance of common stock for cash .............................................         543             286
- -----------------------------------------------------------------------------------     -------         -------
   Net cash provided by financing activities ......................................       1,726             235
- -----------------------------------------------------------------------------------     -------         -------
Decrease in cash and cash equivalents .............................................      (5,959)         (1,344)
Cash and cash equivalents, beginning of year ......................................       9,451           5,152
- -----------------------------------------------------------------------------------     -------         -------
Cash and cash equivalents, end of period ..........................................     $ 3,492         $ 3,808
- -----------------------------------------------------------------------------------     -------         -------


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

2.  Restructuring Charges

    In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the six months ended June 30, 1996, $62,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At June 30, 1996, $90,000 of accrued restructuring costs remained and were included in other accrued liabilities. To date, $1,074,000 of restructuring costs have been incurred.

3. On February 29, 1996, EMCON acquired all of the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,859,000 in cash plus the issuance of convertible notes held by certain senior OWT management in the aggregate principal amount of $1,747,000 and other direct acquisition costs of $77,000. The notes bear interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The notes may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event that the notes have not been converted into OWT shares, they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001, at a conversion price of $6.50 per share.

    Specifically identifiable intangible assets and goodwill of approximately $11,786,000 resulting from this acquisition are included in intangible assets and are being amortized over periods not exceeding thirty years. Accumulated amortization as of June 30, 1996 was approximately $131,000.

    The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the six month period ended June 30, 1996 and 1995 had the acquisition occurred at the beginning of the period presented.

                                                          (unaudited)
                                                        Six months ended
                                                            June 30,
                                               --------------------------------
    (in thousands)                               1996                   1995
    ---------------------------------------------------------------------------
    Net revenue                                $58,048                $60,306
    Net income                                      83                    927
    Income per share                           $  0.02                $  0.12
    ---------------------------------------------------------------------------

    The above proforma results of operations do not purport to reflect the actual results of operations had the Company actually acquired OWT as of the beginning of the period presented.

    On May 31, 1996, EMCON acquired the operations of Cascade Pacific Engineering, Inc. ("Cascade"). The transaction was structured as an asset acquisition with EMCON acquiring substantially all of the assets of Cascade for $546,000 in cash plus the assumption of substantially all of Cascade's liabilities. The tangible net assets acquired were valued at $96,000. The $450,000 excess of cost over the fair value of net assets acquired is included in intangible assets and is being amortized over three years. Accumulated amortization as of June 30, 1996 was approximately $13,000.

4.  Credit Agreement

    In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a long term basis with an interest rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1997.

 5. Litigation

    As a professional services firm engagedin environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.  Income Per Share

    Income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method for the three months and six months ended June 30, 1996 and 1995.

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

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE. Net revenue for the first six months of 1996 totalled $55,149,000, including $7,623,000 contributed by OWT following its acquisition on February 29, 1996. Excluding OWT, net revenue totalled $47,526,000, a 9.9% decrease compared with $52,729,000 for the first six months of 1995. The decrease was attributable to significant underperformance of the Company's Laboratory Division in the Alaska and Northeast markets and the Consulting Division in the Alaska, Washington and Southeast markets combined with a decrease in revenue due to a reduced headcount following recent reductions in force in those markets. The decrease was, to a lesser extent, also attributable to particularly difficult weather conditions in the Northeast and Northwest areas during the first quarter.

Direct expenses for the first six months of 1996 totalled $22,719,000, including direct expenses from OWT of $4,818,000. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses and direct labor and materials for laboratory testing. Excluding OWT, direct expenses for the first six months of 1996 totalled $17,901,000; a decrease of 10.7% compared with $20,036,000 for the same period in 1995. Excluding OWT, direct expenses as a percent of net revenue in the first six months of 1996 decreased slightly to 37.7% from 38.0% in the same period in 1995.

Indirect expenses for the first six months of 1996 totalled $31,521,000, including indirect expenses from OWT of $1,320,000. Indirect expenses include nonbillable hours for professional, technical and administrative staff and general expenses such as rent, bonuses, benefits, insurance, severance, legal and depreciation. Excluding OWT, indirect expenses for the first six months of 1996 totalled $30,201,000; a decrease of 3.1% compared with $31,180,000 for the same period in 1995. Excluding OWT, indirect expenses as a percent of net revenue increased to 63.5% in the first six months of 1996 from 59.1% in the same period in 1995. The increase was principally due to significant severance costs incurred during the period combined with higher start up costs associated with the expansion of the Company's Operation and Construction (EOC) division. This increase was offset in part by prior reductions in force and continued implementation of the Company's previously announced cost containment measures.

Income from operations for the first six months of 1996 totalled $909,000; a 39.9% decrease compared to $1,513,000 for the comparable period in 1995.

The Company recorded interest expense net of interest income of ($299,000) and interest income net of interest expense of $95,000 for the first six months of 1996 and 1995, respectively. The net decrease was primarily attributable to an increase in the Company's long term indebtedness (including assumption of the outstanding OWT convertible notes and other project/equipment related indebtedness and the $10,000,000 loan undertaken to partially fund the OWT acquisition), and a reduction in the Company's cash available for investment as a result of the OWT acquisition.

QUARTERS ENDED JUNE 30, 1996 AND 1995. For the quarter ended June 30, 1996, net revenue totalled $30,542,000, including $5,948,000 contributed by OWT. Excluding OWT, net revenue in the quarter totalled $24,594,000, a 7.0% decrease compared with $26,453,000 in the second quarter of 1995. The decrease on the quarter was attributable to significant underperformance of the Company's Laboratory Division in the Alaska and Northeast markets and the Consulting Division in the Alaska, Washington and Southeast markets combined with a decrease in revenue due to reduced headcount following recent reductions in force in those markets.

Direct expenses in the quarter ended June 30, 1996 totalled $13,030,000, including direct expenses from OWT of $3,673,000. Excluding OWT, direct expenses for second quarter totalled $9,357,000; a decrease of 6.9% compared with $10,050,000 for the same period in 1995. Excluding OWT, direct expenses as a percent of net revenue in the second quarters of 1996 and 1995 remained relatively constant at 38.0%.

Indirect expenses in the quarter ended June 30, 1996 totalled $16,722,000, including indirect expenses from OWT of $980,000. Excluding OWT, indirect expenses for the second quarter of 1996 totalled $15,742,000; an increase of 2.1% compared with $15,418,000 for the same period in 1995. Excluding OWT, indirect expenses as a percent of net revenue increased to 64.0% in the second quarter of` 1996 from 58.3% in the same period in 1995. The increase was principally due to significant severance costs incurred during the period combined with higher start up costs associated with the expansion of the Company's Operation and Construction (EOC) Division. This increase was offset in part by cost savings from prior reductions in force and continued implementation of the Company's previously announced cost containment measures.

Income from operations for the quarter ended June 30, 1996 totalled $790,000; a 19.8% decrease compared to $985,000 for the comparable period in 1995.

The Company recorded interest expense net of interest income of ($277,000) and interest income net of interest expense of $36,000 for the quarters ended June 30, 1996 and 1995, respectively. The net decrease was primarily attributable to an increase in the Company's long term indebtedness (including assumption of the outstanding OWT convertible notes and other project/equipment related indebtedness and the $10,000,000 loan undertaken to partially fund the OWT acquisition), and a reduction in the Company's cash available for investment as a result of the OWT acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company financed its operations principally from cash and marketable securities on hand, cash generated by operations and the issuance of common stock under the Company's Employee Stock Purchase Plan, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used by operations during the six months ended June 30, 1996 was $2,347,000. The Company at June 30, 1996 had cash and cash equivalents of $3,492,000.

The Company invested $2,095,000 for the purchase of property and equipment in the first six months of 1996, primarily for field equipment, computers and communication systems and laboratory equipment. In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1997.

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 3.     Not applicable.

Item 4.           Submission of  Matters to a Vote of Security-Holders

On May 17, 1996, the Annual Meeting of the Shareholders of EMCON was held at 3:00 p.m., local time, at 1921 Ringwood Avenue, San Jose, California. Of the 8,480,158 shares outstanding as of the record date, 6,306,246 shares were present or represented by proxies at the meeting.

ELECTION OF DIRECTORS. An election of directors was held with the following individuals being elected to the Board of Directors:

                                         For                  Withheld
                                      ---------               --------
       Douglas P. Crane               6,132,790               173,456
       Eugene M. Herson               6,131,424               174,822
       Stephen W. Vincent             6,132,511               173,735
       H. Lee Fortier                 6,121,891               184,355
       Donald R. Andres               6,007,752               298,494
       Richard A. Peluso              5,999,093               307,153
       Jack M. Marzluft               6,011,551               294,695
       Donald R. Kerstetter           6,132,836               173,410
       Peter Vardy                    6,133,535               172,711


RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The shareholders voted to ratify the appointment of Ernst & Young LLP as EMCON's independent auditors for the fiscal year ending December 31, 1996. The proposal received 6,263,034 affirmative votes, 34,077 negative votes, and 9,135 abstentions.

Item  5.          Other Information

Effective May 1, 1996, Mr. R. Michael Momboisse was elected the Corporate Secretary of the Company to replace the retiring Mollie C. Mortyn.

Item 6.           Exhibits and Reports

(a)  Exhibits - See Index to Exhibits on Page 15

(b)  Reports on Form 8-K

           i) A Current Report on Form 8-K/A (Amendment No. 1) dated April 15, 1996 was filed with the Securities and Exchange Commission (the "Commission") on April 16, 1996, to amend certain information inadvertently left out of the Current Report on form 8-K dated
               February 29, 1996, announcing the completion of the OWT acquisition.

          ii) A Current Report on Form 8-K/A (Amendment No. 2) dated May 10, 1996 was filed with the Commission on May 13, 1996 to submit financial statements and other pro forma information relating to the acquisition of OWT.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1996                             EMCON



                                           R. Michael Momboisse
                                           -----------------------
                                           R. MICHAEL MOMBOISSE
                                           Chief Financial Officer,
                                           Vice President - Legal, and Secretary
                                           (Duly authorized and principal
                                           financial and accounting officer)

                                      EMCON

                                INDEX TO EXHIBITS
                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                                                                 Page
- --------                                                              --------

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

  2.4     Certificate  of  Ownership  reflecting  the  merger  of         *
          Registrant's  wholly-owned  subsidiary , EA Associates,
          into   Registrant    effective   December   31,   1994,
          incorporated  by reference from Exhibit 2.4 of the 1994
          10-K.

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

  2.6     Stock Purchase  Agreement dated January 30, 1996, among         *
          Organic Waste Technologies, Inc. ("OWT"), Registrant and the selling shareholders and option holders of OWT, incorporated by reference from Exhibit 2.1 of the Amendment No. 1 to Form 8-K /A dated April 15, 1996.

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

  3.4     Bylaws,  as amended,  incorporated  by  reference  from        *
          Exhibit 4.2 of the June 1991 10-Q.

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

                                                                    Sequentially
 Exhibit                                                             Numbered
  Number                   INDEX TO EXHIBITS (Continued)               Page
- ---------                                                           ------------

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

  10.5    EMCON 1986  Incentive  Stock Option Plan and Amendment,        *(1)
          incorporated  by   reference    from  Exhibit  10.15 of
          the Form S-1 Registration Statement.

  10.6    Form of Agreement pursuant to Salary Continuation Plan,        *(1)
          incorporated   by   reference  from  Exhibit  10.17  of
          the Form S-1 Registration Statement.

  10.7    Schedule  identifying  Agreements  pursuant  to  Salary        *(1)
          Continuation  Plan between    Registrant  and   certain
          employees, incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").

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

  10.10   EMCON  Employee  Stock  Purchase Plan  incorporated  by        *(1)
          reference  from   Exhibit  10.10    of  the   Quarterly
          Report on Form 10-Q for the fiscal  quarter  ended June
          30, 1995.

  10.11   EMCON Restricted  Stock Plan  incorporated by reference       *(1)
          from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

  10.12   EMCON Deferred  Compensation  Plan effective January 1,       *(1)
          1994, incorporated by reference from Exhibit 10.12 of the 1993 10-K.

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

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                 INDEX TO EXHIBITS (Continued)                   Page
- ----------                                                          ------------

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

  10.21   Agreement  between  Eugene M.  Herson   and  Registrant        *(1)
          dated November 30, 1995,   incorporated  by  reference
          from Exhibit 10.21 of the 1995 10-K.

  10.22   Agreement  between R. Michael  Momboisse and Registrant        *(1)
          dated November 10, 1995, incorporated by reference from Exhibit 10.22 of the 1995 10-K.

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

  10.28   Note  Agreement  among  the  Registrant,  OWT,  Mark H.        *
          Shipps,  and certain  employees   of OWT , incorporated
          by reference  from  Exhibit  10.1 of the February  1996
          8-K.

  11.1    Computation of Income Per Share,  incorporated  as part        18
          of this submission as document type EX-11.1.

*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.