Form 10-Q
period 1996-09-30
EMCON
filed 1996-11-06
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)



           California                                          94-1738964
 --------------------------------------                       ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                            94402
----------------------------------------                        --------
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

8,528,454 shares of Common Stock Issued and Outstanding as of November 6, 1996.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




                                                                       Page
                                                                      Number

FACING SHEET......................................................      1

TABLE OF CONTENTS.................................................      2

PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets -
                September 30, 1996 and December 31, 1995..........      3

                Consolidated Statements of Income -
                Three months and nine months ended
                September 30, 1996 and 1995.......................      4

                Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1996 and 1995.....      5

                Notes to Consolidated Financial Statements........      6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....      9

PART II.   OTHER INFORMATION......................................      12

Signatures........................................................      13

Index Exhibits....................................................      14

                                      EMCON
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,    December 31,
                                                                                                          1996             1995
(In thousands, except share amounts)                                                                   (Unaudited)      (Audited)
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents .....................................................................        $  5,183          $  9,451
Marketable securities .........................................................................            --                 501
Accounts receivable, net of allowance for doubtful accounts of $1,162
   and $1,052 at September 30,1996 and December 31, 1995, respectively ........................          40,876            34,925
Prepaid expenses and other current assets .....................................................           5,053             3,066
                                                                                                       --------          --------

   Total Current Assets .......................................................................          51,112            47,943

Net property and equipment, at cost ...........................................................          21,522            16,690

Other assets ..................................................................................           4,938             3,579
Deferred tax assets ...........................................................................           1,823             1,677
Intangible assets, net of amortization ........................................................          21,247             8,747
                                                                                                       --------          --------

   Total Assets ...............................................................................        $100,642          $ 78,636
                                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Accounts payable ..............................................................................        $  5,183          $  4,174
Accrued payroll and related benefits ..........................................................           6,760             4,975
Other accrued liabilities .....................................................................           2,044             2,109
Non-current obligations due within one year ...................................................           1,647               372
                                                                                                       --------          --------

   Total Current Liabilities ..................................................................          15,634            11,630

Non-current obligations .......................................................................          18,368             1,700
Commitments and contingencies .................................................................            --                --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued
   or outstanding .............................................................................            --
Common stock, no par value, 15,000,000 shares authorized; 8,528,454 and 8,329,343 shares issued and outstanding at September 30, 1996 and
   December 31, 1995, respectively ............................................................          42,064            41,401
Retained earnings .............................................................................          24,576            23,918
Unrealized losses on marketable securities ....................................................            --                 (13)
                                                                                                       --------          --------

   Total Shareholders' Equity .................................................................          66,640            65,306
                                                                                                       --------          --------

   Total Liabilities and Shareholders' Equity .................................................        $100,642          $ 78,636
                                                                                                       ========          ========

See accompanying notes

                                      EMCON

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Three months ended                   Nine months ended
                                                                          September 30,                       September 30,
                                                                -------------------------------      ------------------------------
(In thousands, except per share amounts)                            1996               1995               1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
Gross revenue ..........................................         $  36,416          $  32,106          $ 100,861          $  93,591
Outside services, at cost ..............................             4,856              5,470             14,152             14,226
                                                                 ---------          ---------          ---------          ---------

   Net revenue .........................................            31,560             26,636             86,709             79,365

Costs and expenses:
   Direct expenses .....................................            14,894             10,237             37,613             30,273
   Indirect expenses ...................................            16,084             15,608             47,605             46,763
                                                                 ---------          ---------          ---------          ---------

      Income from operations ...........................               582                791              1,491              2,329

Interest income (expense), net .........................              (266)                71               (565)               166
Equity in income (loss) of affiliates ..................                83                 (3)                86                (53)
                                                                 ---------          ---------          ---------          ---------

Income before provision for income taxes ...............               399                859              1,012              2,442

Provision for income taxes .............................               140                209                354                684
                                                                 ---------          ---------          ---------          ---------

Net income .............................................         $     259          $     650          $     658          $   1,758
                                                                 =========          =========          =========          =========

Income per share .......................................         $    0.03          $    0.08          $    0.08          $    0.22
                                                                 =========          =========          =========          =========






See accompanying notes

                                      EMCON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ----------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                           1996            1995
-----------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income ....................................................................      $   658         $ 1,758
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization ...............................................        4,922           3,867
     Loss on sale/disposal of property and equipment .............................          122             149
     Increase in salary continuation plan ........................................           97              52
     Changes in operating assets and liabilities:
       Accounts receivable .......................................................       (1,759)          1,160
       Prepaid expenses and other current assets .................................         (662)          1,094
       Other assets ..............................................................       (2,780)           (647)
       Accounts payable ..........................................................         (651)         (3,886)
       Accrued payroll and related benefits ......................................        1,401            (972)
       Other accrued liabilities .................................................       (1,766)           (375)
----------------------------------------------------------------------------------      -------         -------
   Net cash provided by (used for) operating activities ..........................         (418)          2,200
----------------------------------------------------------------------------------      -------         -------
Cash flow from investing activities:
   Additions to property and equipment ...........................................       (2,722)         (2,693)
   Purchases of available for sale securities ....................................         --                (1)
   Maturities of available for sale securities ...................................          514           1,454
   Acquisitions,  net of cash acquired ...........................................       (3,827)           --
   Proceeds from sale of property and equipment ..................................          176              59
----------------------------------------------------------------------------------      -------         -------
   Net cash used for investing activities ........................................       (5,859)         (1,181)
----------------------------------------------------------------------------------      -------         -------
Cash flow from financing activities:
   Proceeds of new debt obligation ...............................................        8,348            --
   Payment of current and noncurrent obligations .................................       (7,002)            145
   Issuance of common stock for cash .............................................          663             501
----------------------------------------------------------------------------------      -------         -------
   Net cash provided by financing activities .....................................        2,009             646
----------------------------------------------------------------------------------      -------         -------
Increase (decrease) in cash and cash equivalents .................................       (4,268)          1,665
Cash and cash equivalents, beginning of year .....................................        9,451           5,152
----------------------------------------------------------------------------------      -------         -------
Cash and cash equivalents, end of period .........................................      $ 5,183         $ 6,817
----------------------------------------------------------------------------------      -------         -------


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

2.   Restructuring Charges

    In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the nine months ended September 30, 1996, $91,000 of cash charges related to the restructuring were incurred and charged against the established reserve. At September 30, 1996, $61,000 of accrued restructuring costs remained and were included in other accrued liabilities. To date, $1,103,000 of restructuring costs related to this action have been incurred.

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

     Specifically identifiable intangible assets and goodwill of approximately $11,786,000 resulting from this acquisition are included in intangible assets and are being amortized over periods not exceeding thirty years. Accumulated amortization related to this acquisition as of September 30, 1996 was approximately $229,000.

     The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the nine month period ended September 30, 1996 and 1995 had the acquisition occurred at the beginning of the period presented.

                                                       (unaudited)
                                                    Nine months ended
                                                       September 30,
                                               --------------------------------
       (in thousands)                              1996            1995
       ------------------------------------------------------------------------
       Net revenue                               $89,608          $92,341
       Net income                                    342            1,585
       Income per share                          $  0.05          $  0.20
       ------------------------------------------------------------------------

    The above proforma results of operations do not purport to reflect the actual results of operations had the Company actually acquired OWT as of the beginning of the period presented.

     On May 31, 1996, EMCON acquired the operations of Cascade Pacific Engineering, Inc. ("Cascade"). The transaction was structured as an asset acquisition with EMCON acquiring substantially all of the assets of Cascade for $546,000 in cash plus the assumption of substantially all of Cascade's liabilities. The tangible net assets acquired were valued at $84,000. The $462,000 excess of cost over the fair value of net assets acquired is included in intangible assets and is being amortized over three years. Accumulated amortization related to this acquisition as of September 30, 1996 was approximately $51,000.

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

6.  Income Per Share

    Income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method for the three months and nine months ended September 30, 1996 and 1995.

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

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. Statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

CURRENT YEAR-TO-DATE VERSUS PRIOR YEAR-TO-DATE. Net revenue for the first nine months of 1996 totalled $86,709,000, including $14,440,000 contributed by OWT following its acquisition on February 29, 1996. Excluding OWT, net revenue totalled $72,269,000, an 8.9% decrease compared with $79,365,000 for the first nine months of 1995. The decrease was attributable to significant underperformance of the Company's Laboratory Division in the Alaska and Northeast markets and the Consulting Division in the Alaska, Washington and Southeast markets combined with a decrease in revenue due to a reduced headcount following recent reductions in force in those markets. The decrease was, to a lesser extent, also attributable to particularly difficult weather conditions in the Northeast and Northwest areas during the first quarter.

Direct expenses for the first nine months of 1996 totalled $37,613,000, including direct expenses from OWT of $10,002,000. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses and direct labor and materials for laboratory testing. Excluding OWT, direct expenses for the first nine months of 1996 totalled $27,611,000 a decrease of 8.8% compared with $30,273,000 for the same period in 1995. Excluding OWT, direct expenses as a percent of net revenue in the first nine months of 1996 increased slightly to 38.2% from 38.1% in the same period in 1995.

Indirect expenses for the first nine months of 1996 totalled $47,605,000, including indirect expenses from OWT of $2,112,000. Indirect expenses include nonbillable hours for professional, technical and administrative staff and general expenses such as rent, bonuses, benefits, insurance, severance, legal and depreciation. Excluding OWT, indirect expenses for the first nine months of 1996 totalled $45,493,000; a decrease of 2.7% compared with $46,763,000 for the same period in 1995. Excluding OWT, indirect expenses as a percent of net revenue increased to 62.9% in the first nine months of 1996 from 58.9% in the same period in 1995. The increase in indirect expenses as a percent of net revenue was principally due to the above noted decrease in net revenue combined with the effect of significant severance costs and expenses related to closing several small offices, combined with higher start up costs associated with the expansion of the Company's Operation and Construction (EOC) division. This increase was offset in part by prior reductions in force and continued implementation of the Company's previously announced cost containment measures.

Income from operations for the first nine months of 1996 totalled $1,491,000 a 36.0% decrease compared to $2,329,000 for the comparable period in 1995.

The Company recorded interest expense net of interest income of $565,000 and interest income net of interest expense $166,000 for the first nine months of 1996 and 1995, respectively. The net increase in interest expense was primarily attributable to an increase in the Company's long term indebtedness (including assumption of the outstanding OWT convertible notes and other project/equipment related indebtedness and the $10,000,000 loan undertaken to partially fund the OWT acquisition), and a reduction in the Company's cash available for investment as a result of the OWT acquisition.

QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995. For the quarter ended September 30, 1996, net revenue totalled $31,560,000, including $6,817,000 contributed by OWT. Excluding OWT, net revenue in the quarter totalled $24,743,000, a 7.1% decrease compared with $26,636,000 in the third quarter of 1995. The decrease on the quarter was attributable to significant underperformance of the Company's Laboratory Division in the Alaska and Northeast markets and the Consulting Division in the Alaska, Washington and Southeast markets combined with a decrease in revenue due to reduced headcount following recent reductions in force in those markets.

Direct expenses in the quarter ended September 30, 1996 totalled $14,894,000, including direct expenses from OWT of $5,184,000. Excluding OWT, direct expenses for third quarter totalled $9,710,000; a decrease of 5.1% compared with $10,237,000 for the same period in 1995. Excluding OWT, direct expenses as a percent of net revenue in the third quarters of 1996 and 1995 remained relatively constant at 39.2% and 38.4%, respectively.

Indirect expenses in the quarter ended September 30, 1996 totalled $16,084,000, including indirect expenses from OWT of $792,000. Excluding OWT, indirect expenses for the third quarter of 1996 totalled $15,292,000; a decrease of 2.0% compared with $15,608,000 for the same period in 1995. Excluding OWT, indirect expenses as a percent of net revenue increased to 61.8% in the third quarter of` 1996 from 58.6% in the same period in 1995. The increase in indirect expenses as a percent of net revenue was principally due to the above noted decrease in net revenue combined with the effect of significant severance costs and expenses related to closing several small offices, combined with higher start up costs associated with the expansion of the Company's Operation and Construction (EOC) Division. This increase was offset in part by cost savings from prior reductions in force and continued implementation of the Company's previously announced cost containment measures.

Income from operations for the quarter ended September 30, 1996 totalled $582,000; a 26.4% decrease compared to $791,000 for the comparable period in 1995.

The Company recorded interest expense net of interest income of $266,000 and interest income net of interest expense of $71,000 for the quarters ended September 30, 1996 and 1995, respectively. The net increase in interest expense was primarily attributable to an increase in the Company's long term indebtedness (including assumption of the outstanding OWT convertible notes and other project/equipment related indebtedness and the $10,000,000 loan undertaken to partially fund the OWT acquisition), and a reduction in the Company's cash available for investment as a result of the OWT acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company financed its operations principally from cash and marketable securities on hand, cash generated by operations and the issuance of common stock under the Company's Employee Stock Purchase Plan, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used by operations during the nine months ended September 30, 1996 was $418,000. At September 30, 1996, the Company had cash and cash equivalents of $5,183,000.

The Company invested $2,722,000 for the purchase of property and equipment in the first nine months of 1996, primarily for field equipment, computers and communication systems and laboratory equipment. In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1997.

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 5.     Not applicable.

Item 6.           Exhibits and Reports

(a)   Exhibits - See Index to Exhibits on Page 14

(b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 6, 1996                  EMCON


                                        R. Michael Momboisse
                                        -------------------------------------
                                        R. MICHAEL MOMBOISSE
                                        Chief Financial Officer,
                                        Vice President - Legal, and Secretary
                                        (Duly authorized and principal
                                        financial and accounting officer)

                                    EMCON                          Sequentially
   Exhibit                                                           Numbered
   Number                     INDEX TO EXHIBITS                        Page
--------------                                                     ------------

    2.1      Certificate  of Ownership  reflecting the merger of         *
             Registrant's wholly-owned subsidiary,  Wehran/Emcon
             Northeast, Inc., into Registrant effective December
             20,1994, incorporated by reference from Exhibit 2.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K").

    2.2      Certificate  of Ownership  reflecting the merger of         *
             Registrant's   wholly-owned   subsidiary,    Wehran
             Engineering Corporation,  into Registrant effective
             December 23, 1994,  incorporated  by reference from
             Exhibit 2.3 of the 1994 10-K.

    2.3      Certificate  of Ownership  reflecting the merger of         *
             Registrant's     wholly-owned    subsidiary,     EA
             Associates,  into Registrant effective December 31,
             1994, incorporated by reference from Exhibit 2.4 of the 1994 10-K.

    2.4      Certificate  of Ownership  reflecting the merger of         *
             Registrant's   wholly-owned   subsidiaries,   EMCON
             Northwest,   Inc.,  EMCON  Southeast,  Inc.,  EMCON
             Baker-Shiflett,   Inc.,  and  Eldredge  Engineering
             Associates,   Inc.,   into   Registrant   effective
             December 31, 1994,  incorporated  by reference from
             Exhibit 2.5 of the 1994 10-K.

    2.5      Stock  Purchase  Agreement  dated January 30, 1996,         *
             among Organic  Waste  Technologies,  Inc.  ("OWT"),
             Registrant and the selling shareholders and option holders of OWT, incorporated by reference from
             Exhibit 2.1 of the Amendment No. 1 to Form 8-K /A dated April 15, 1996.

    3.1      Articles of Incorporation, as amended, incorporated         *
             by reference  from Exhibit 3.1 of the  Registrant's
             Registration   Statement  on  Form  S-1  (File  No.
             33-16337)  effective  September 16, 1987 (the "Form
             S-1 Registration Statement").

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

   10.1      EMCON  1986   Incentive   Stock   Option  Plan  and         *(1)
             Amendment,  incorporated  by reference from Exhibit
             10.15 of the Form S-1 Registration Statement.

   10.2      Form of Agreement  pursuant to Salary  Continuation         *(1)
             Plan, incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

                                                                  Sequentially
   Exhibit                                                           Numbered
   Number                     INDEX TO EXHIBITS (Continued)            Page
--------------                                                     ------------

    10.3     Schedule identifying  Agreements pursuant to Salary         *(1)
             Continuation Plan between Registrant and certain employees, incorporated by reference from Exhibit
             10.7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995
             10-K").

     10.4    Form of Indemnity  Agreement between the Registrant         *
             and   each  of  the   Registrant's   officers   and
             directors,  incorporated  by reference from Exhibit
             10.20 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988
             10-K").

     10.5    EMCON   1988   Stock   Option   Plan,   amended  by         *(1)
             shareholder approval on May 25,1994, including form of Nonqualified Stock Option Agreement (Outside
             Directors),  incorporated by reference from Exhibit
             10.9 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30,
             1994 10-Q").

     10.6    EMCON Employee Stock Purchase Plan  incorporated by         *(1)
             reference  from  Exhibit  10.10  of  the  Quarterly
             Report on Form 10-Q for the  fiscal  quarter  ended
             June 30, 1995.

     10.7    EMCON   Restricted   Stock  Plan   incorporated  by         *(1)
             reference from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     10.8    EMCON  Deferred   Compensation  Plan  effective             *(1)
             January 1, 1994, incorporated by reference from
             Exhibit 10.12 of the 1993 10-K.

     10.9    Trust Agreement for the EMCON Deferred Compensation         *(1)
             Plan  and  Salary  Continuation  Plan  Trust  dated
             February 19,  1994,  between  Registrant  and Wells
             Fargo Bank,  N.A.  incorporated  by reference  from
             Exhibit 10.13 of the 1993 10-K.

     10.10   Credit  Agreement  between The Bank of  California,         *
             N.A. and Registrant  dated  September 20, 1991 with
             Amendment dated May 31, 1992, incorporated by reference from Exhibits 10.11 and 10.12 of the 1992
             10-K.

     10.11   Second  Amendment to Credit  Agreement  between The         *
             Bank of California, N.A. and Registrant dated effective May 31, 1993, incorporated by reference from Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     10.12   Third  Amendment  to Credit  Agreement  between The         *
             Bank of California, N.A. and Registrant dated effective June 2, 1994, incorporated by reference from Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     10.13   Fourth  Amendment to Credit  Agreement  between the         *
             Bank of California, N.A. and Registrant dated effective May 31, 1995, incorporated by reference from Exhibit 10.17 of the June 30, 1995 10-Q.

     10.14   Letter   Agreement   between  H.  Lee  Fortier  and         *(1)
             Registrant dated March 14, 1994, incorporated by reference from Exhibit 10.21 of the September 30, 1994 Form 10-Q.

     10.15   Agreement  between  Eugene M. Herson and Registrant         *(1)
             dated November 30, 1995, incorporated by reference from Exhibit 10.21 of the 1995 10-K.

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number          INDEX TO EXHIBITS (Continued)                       Page
--------------                                                     ------------

    10.16    Agreement   between  R.   Michael   Momboisse   and         *(1)
             Registrant dated November 10, 1995, incorporated by reference from Exhibit 10.22 of the 1995 10-K.

    10.17    Credit  Agreement  between The Bank of  California,         *
             N.A.  and  Registrant   dated  February  29,  1996,
             incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated February 29, 1996
             (the "February 1996 8-K.").

    10.18    Security  Agreement between The Bank of California,         *
             N.A.  and  Registrant   dated  February  29,  1996,
             incorporated by reference from Exhibit 10.3 of the February 1996 8-K.

    10.19    Pledge  Agreement  between The Bank of  California,         *
             N.A.  and  Registrant   dated  February  29,  1996,
             incorporated by reference from Exhibit 10.4 of the February 1996 8-K.

    10.20    Eurodollar Rate Option  Agreement  between The Bank         *
             of California,  N.A. and Registrant  dated February
             29, 1996,  incorporated  by reference  from Exhibit
             10.5 of the February 1996 8-K.

    10.21    Fixed Rate  Amortization  Option Agreement  between         *
             The Bank of California,  N.A. and Registrant  dated
             February 29, 1996,  incorporated  by reference from
             Exhibit 10.6 of the February 1996 8-K.

    10.22    Note Agreement among the  Registrant,  OWT, Mark H.         *
             Shipps, and certain employees of OWT, incorporated by reference from Exhibit 10.1 of the February 1996
             8-K.

    11.1     Computation  of Income Per Share,  incorporated  as         17
             part of this submission as document type EX-11.1.

*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.