Form 10-K
period 1996-12-31
EMCON
filed 1997-03-31
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

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

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted by the National Association of Securities Dealers' Automated Quotation System on February 28, 1997, was $16,410,000 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997, was 8,543,012.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's definitive proxy statement to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1996 are incorporated by reference in Part III of this Form 10-K.

The Index to Exhibits appears on pages 41 of this Report. This Report, including all exhibits and attachments, contains 127 pages.

                                TABLE OF CONTENTS

PART I                                                                   PAGE
  Item  1:    Business.................................................    4

  Item  2:    Properties...............................................    10

  Item  3:    Legal Proceedings........................................    10

  Item  4:    Submission of Matters to a Vote of Security Holders......    10

PART II
  Item  5:    Market for the Registrant's Common Equity and Related
               Stockholder Matters.....................................    11

  Item  6:    Selected Financial Data..................................    12

  Item  7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    12

  Item  8:    Financial Statements and Supplementary Data..............    18

  Item  9:    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................    37
PART III
  Item 10:    Directors and Executive Officers of the Registrant.......    37

  Item 11:    Executive Compensation...................................    37

  Item 12:    Security Ownership of Certain Beneficial Owners and
                Management.............................................    37

  Item 13:    Certain Relationships and Related Transactions...........    37

PART IV
 Item 14:     Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................    38

              Signatures...............................................    39

                                     PART I

Item 1.       BUSINESS

EMCON (referred to herein as "EMCON" and the "Company") provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private clients. EMCON is a leader in the design, construction and remediation of solid and hazardous waste transfer, storage and disposal facilities, having participated in the design, construction and remediation of several hundred such facilities in the United States, as well as Argentina, Canada, Hong Kong, Mexico, Peru and Venezuela. EMCON's waste facility services include site selection and evaluation, facility design, development of preprocessing and operating plans, assistance in regulatory compliance and permitting, final closure, end-use planning and design, construction, and operations and maintenance. The Company's services also include the development of programs dealing with environmental assessments and remediation of contaminated sites, as well as services related to applied sciences such as fuel spill damage assessment, marine fate-and-effect studies and natural resource damage assessment. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists and toxicologists.
References to the Company and EMCON in this report include the Company's subsidiaries, unless the context indicates otherwise.

On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland-based construction, equipment and operations and maintenance company with significant expertise in solid waste management. OWT was subsequently integrated into and is now a significant component of the Company's Operation and Construction Division. The Company purchased OWT for $13,859,000 in cash plus the issuance of convertible notes and other contractual obligations to pay certain senior OWT management in the aggregate principal amount of $1,747,000. The notes and other contractual obligations to pay bear interest payable at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The above obligations may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the notes have not been converted into OWT shares they may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001, at a conversion price of $6.50 per share.

The Company, through its wholly owned subsidiary, Columbia Analytical Services, Inc. ("CAS"), also operates a full-service, integrated network of analytical laboratories in Alaska, Arizona, California, Florida, New York and Washington. On December 31, 1996, the Company signed a Letter of Intent to sell CAS to the CAS employees for cash, notes and other consideration valued, in total, at approximately $7.5 million. The sale is expected to close prior to the end of the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including, a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000.

On December 31, 1996, the Company completed the sale of its Yolo landfill gas-to-energy project in return for a one-time cash payment in January, 1997 of $800,000. The Company incurred a loss in 1996 of $88,000 on the sale.

On March 6, 1997, the Company completed the sale of its Marina landfill gas-to-energy project for a net up front cash payment of $800,000. The Company is eligible to receive an additional $200,000 prior to December 31, 1997 subject to certain post-closing contingencies - specifically, that no material adverse changes are made to the provisions of Section 29 of the Internal Revenue Code of 1986, as amended, pertaining to the availability of unconventional fuel credits.

                                    Services

Following the sale of CAS, the Company will be comprised of two distinct operating divisions: the Professional Services Division (formerly known as the Consulting Division); and the Operations and Construction Division.

                              Solid Waste Services

The Company's Professional Services Division and Operations and Construction Division offer a full range of services to operators of solid and hazardous waste transfer, storage, recycling, and disposal facilities; from the design, permitting and construction of the facility, to the provision of necessary equipment and components, to post-closure, operations and maintenance services and end-use planning. Customers may utilize the full range or a portion of the Company's services.

Through its extensive experience in disposal site design, the Company has developed expertise in three critical areas of waste disposal technology - liner systems, leachate treatment, and gas control/recovery systems. To protect surrounding soil and water, natural and synthetic liners are used to collect and contain potentially hazardous liquids percolating through the waste that have been deposited at the site ("leachate"). Leachate is then collected on the surface of the liner, withdrawn from the landfill and treated using physical, chemical, evaporative and/or biological methods. Gas control and recovery systems, which may be installed on active or closed landfills, are used to control the methane gas produced by decomposing organic refuse. Where economical, recovery systems are designed to extract methane to generate heat and/or electricity, or in some cases to evaporate leachate using the Company's patented leachate evaporation system. Federal regulation now requires that all new land disposal facilities utilize liners and methane control systems, and that these systems be required to meet increasingly stringent design standards.

EMCON's services to its clients often begin with the evaluation of potential disposal facility sites. The hydrogeological and geotechnical staff of the Professional Services Division evaluate soils, groundwater occurrence and quality, seismic stability and potential flooding at possible locations, while other professionals analyze operational considerations, such as proximity of a site to water sources, visibility to the public and estimated operating expenses. Once desirable sites are identified, the Company assists in obtaining regulatory approvals by drafting environmental impact reports and permit applications, appearing at hearings and negotiating with government agencies.

EMCON performs detailed cost/benefit analyses of design alternatives, using, if possible, natural features of the site to reduce cost. EMCON engineers design the waste disposal facility, considering such factors as the volume and types of material to be disposed at the site, land use and public policy, physical characteristics of the site and regulatory requirements. EMCON identifies the type of natural or synthetic liners which are appropriate or required for the site and designs the monitoring systems, landfill gas control systems and leachate recovery and treatment systems. EMCON also monitors statutory and regulatory developments, and assists operators in implementing required design or operating changes and preparing additional permit applications and environmental reports.

Throughout the construction process, the Professional Services Division performs services such as preparing detailed construction documents, assisting in contractor selection, scheduling and monitoring work in progress, performing construction quality assurance review, review of contractor requests for payment and assisting with regulatory compliance and permitting. The Company also trains disposal facility personnel, performs environmental monitoring services, and designs site maintenance programs and operating plans.

Where appropriate, the Operations and Construction Division can perform a broad range of related services, including construction of landfill cells, landfill remediation and collection systems, landfill gas flares and control systems, and leachate evaporation systems, as well as the capping, closure, development of landfill gas recovery projects, and long-term operation and maintenance of old landfills.

The Operations and Construction Division is complimented by ET Environmental Corporation ("ET"), a 50/50 joint venture between EMCON and The Turner
Construction Company ("Turner"). ET's charter is to provide primarily above-ground environmental, remedial and construction services on a national basis, utilizing the regional resources of EMCON and Turner. ET is a leader in the development and construction of solid waste transfer stations and materials recovery facilities on a design build basis.

                            Site Restoration Services

EMCON's environmental expertise incorporates analytical and risk-assessment capabilities enabling remediation specialists to design site-specific solutions to environmental compliance and contamination problems. The Company is often called upon to design and monitor remediation plans when corrective action is required at solid or hazardous waste storage or disposal facilities and at commercial or industrial plant sites. Problems which may require remediation include leaching of hazardous chemicals or wastes into groundwater, ground instability or erosion, flooding and migration of landfill gas. Work generally entails site reconnaissance, drilling exploratory borings, and soil and groundwater sampling as part of the assessment program. Using data collected in the assessment phase of a project, the Company then defines the nature and extent of the problem, develops a remediation program and monitors its implementation.

The Company generally approaches such projects by consulting with the client on the nature and scope of the problem. Historical information about the site, if available, is reviewed to determine the most likely sources and locations of contamination. Information about the local geology and hydrogeology is also reviewed to determine potential migration pathways. A detailed work plan is then prepared that describes the field investigation program to be conducted, including the number and location of samples to be collected and the specific chemical analyses to be performed. Trained personnel then conduct the field investigation program, which may include drilling soil borings, installing groundwater monitoring wells, and collecting samples of soil, groundwater, surface water and/or industrial discharges.

Following laboratory analysis of the various samples collected, the results are evaluated by Company engineers and scientists to determine the nature and extent of contamination at the site. Depending on the complexity of the site, this may require more than one round of sampling. Site cleanup levels are then determined based on the media that have been impacted, the contaminants of concern, the intended use of the property, and state and federal regulations. In consultation with the client, various remediation alternatives are then identified and evaluated for implementability, effectiveness, permanence and cost. Remedial alternatives at a site may include the excavation and removal of the sources of contamination and contaminated soil, the removal and treatment of groundwater using physical and chemical treatment systems, or the installation of surface caps and vertical hydraulic barriers. EMCON also applies in-situ technologies, such as vapor extraction or bioremediation as appropriate, to remediate contaminated soils and ground-water as a means to reduce cost and minimize disturbance. To assure continued compliance during and after remediation, EMCON designs and provides operations and maintenance programs for affected facilities.

Through its ET joint venture with Turner, the Company is also able to provide a complete turnkey package to clients, combining planning and implementation of facility/plant decommissioning; remediation of soil and groundwater contamination, and lead based paint and asbestos abatement.

                                In-Plant Services

In the last several years the market has seen a significant trend among many of the larger industrial clients to outsourcing many of their environmental and health and safety compliance requirements. EMCON offers responsive assistance to the regulated community in a broad range of areas including air quality regulatory compliance through provision of air quality assessment and engineering services. Company personnel have direct experience in air quality permitting under the New Source Review (NSR), Prevention of Significant Deterioration (PSD) and added requirements under the Clean Air Act Amendments of 1990, preparing emission inventories (for criteria and toxic air pollutants), performing risk assessment to evaluate potential human and ecological risk, evaluating emission control technologies (BACT/RACT/LAER/MACT), dispersion modeling, ambient air quality and meteorological measurements, pollution prevention and waste minimization, indoor air, litigation support and expert testimony, and compliance audits. EMCON's air quality staff are fully integrated with staff in other environmental disciplines to provide cost effective evaluations and compliance solutions to situations which involve multiple media contamination. In addition, EMCON provides OSHA required environmental health and safety training to its clients and other EMCON subsidiaries.

                         Analytical Laboratory Services

Columbia Analytical Services, Inc. (CAS), EMCON's wholly-owned laboratory subsidiary, provides a broad spectrum of analytical services for its clients in industry and government. Industrial accounts include aerospace, defense, electronics, petroleum, pulp and paper, and waste disposal. CAS is comprised of a network of analytical laboratories headquartered in Kelso, Washington, with branches in Anchorage, Alaska; Phoenix, Arizona; Canoga Park and San Jose, California; Jacksonville, Florida; Tuxedo, New York, and Bothell, Washington. CAS also operates a number of mobile laboratories. With a highly qualified staff, a rigorous quality assurance program, and state-of-the-art analytical testing equipment, CAS implements a rigorous quality assurance program, which with its state-of-the-art equipment, permits the provision of timely cost-effective services tailored to the individual needs of its clients. Approximately 25% of CAS revenues have been generated from within EMCON's Professional Services Division.

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

On December 31, 1996, the Company signed a Letter of Intent to sell CAS to the CAS employees for cash, notes and other consideration valued, in total, at approximately $7.5 million. The sale is expected to close prior to the end of the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000.

                              Clients and Marketing

EMCON's principal clients are industrial concerns, predominantly in the waste disposal, petroleum, wood products, chemicals and manufacturing industries. The Company also provides services to utilities, non-regulatory government entities, and financial institutions. No single client accounts for 10% or more of the Company's net revenue. The Company often enters into master service agreements with major clients, which set forth the general terms and conditions under which EMCON will perform services and which facilitate repeated use of the Company's services.

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

                                   Regulation

Public concern over health, safety and preservation of the environment has resulted in the enactment of a broad range of environmental laws and regulations by local, state and federal lawmakers and agencies. These laws and the implementing regulations affect nearly every industry, as well as the agencies of federal, state and local governments charged with their enforcement. Recently, the level of enforcement has waned given governmental budget constraints and a number of environmental laws set for renewal have been allowed to lapse. Nonetheless, those laws and regulations still in force will continue to stimulate demand for the kinds of services offered by EMCON. They also subject the Company to stringent regulation in the conduct of its operations.

                        Potential Liability and Insurance

The Company's work involves assisting clients in handling, storing and disposing of hazardous materials, toxic wastes and other pollutants, as well as the remediation of existing contamination. The Company therefore is exposed to a significant risk of professional liability for environmental damage and personal injury.

EMCON maintains health and safety and quality assurance/quality control programs to reduce the risk of potential damage to persons and property and the associated potential liability. In addition, EMCON currently maintains professional liability insurance (covering damages resulting from negligent acts, errors, mistakes or omissions in rendering or failing to render its professional services) as well as commercial general liability insurance (covering bodily injury and property damage).

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

                                   Competition

EMCON competes directly with a wide variety of national and local engineering, consulting, construction, equipment, and operations and maintenance companies which offer services similar to those provided by the Company. However, many of these competitors are only engaged in certain segments of the industry and do not provide the broad range of services provided by the Company. In addition, the Company competes indirectly with remediation companies which offer environmental consulting and engineering services, as well as transportation, storage or disposal capabilities generally not provided by EMCON. The Company believes that the principal competitive factors in its industry are price, reputation, technical proficiency, management experience and breadth of services offered. The industry has also experienced a significant amount of consolidation activity. Management anticipates that these trends will continue for the foreseeable future.

                                    Employees

As of December 31, 1996, the Company had a total of 1,057 employees,  including:
454 professionals; 279 technical personnel; and 324 administrative and support personnel. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists and toxicologists. The Company's ability to attract and retain qualified engineers, scientists and other professionals is an important factor in determining its future success. EMCON's employees have never been represented by a union, and the Company believes its relations with its employees are good.

                                     Backlog

The Company estimates that at December 31, 1996, the backlog of future net revenue from contracts in existence and orders believed to be firm (excluding
CAS) was in excess of $80 million, all of which is expected to be received within the next twelve months, compared to $55 million backlog at December 31, 1995. However, there can be no assurance that this work will not be postponed or canceled. Furthermore, a substantial portion of the Company's work is performed pursuant to agreements by which the Company is compensated for time and expenses devoted to projects with indefinite lives.

Item 2.       PROPERTIES

The Company's corporate office, located in San Mateo, California, occupies approximately 3,000 square feet and is leased through July, 2001. The Company's accounting center, located in Sacramento, California, occupies approximately 4,000 square feet and is leased through December 31, 1997.

The Company owns a 25,000 square-foot building in Kelso, Washington. The facility includes office and warehouse space and currently houses the CAS corporate operations.

The Company  leases  office,  warehouse  and  laboratory  space in a total of 72 facilities located in Alaska, Arizona, California, Connecticut, Florida, Georgia, Illinois, Iowa, Maine, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Oregon, Pennsylvania, Puerto Rico, Texas, Vermont, Virginia and Washington under leases expiring at various times through December 2002. These facilities have a combined area of approximately 482,000 square feet.

Item 3.       LEGAL PROCEEDINGS

As a firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the fourth quarter of 1996 the Company agreed to settlement terms on a number of outstanding legal matters. At the same time the Company assessed the potential exposure relative to all other known pending matters. Based on the foregoing, the Company increased its legal reserve by an additional $1,553,000. In the opinion of management the resolution of all known lawsuits/claims at amounts in excess of established reserves will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol MCON. The following table sets forth the quarterly range of high and low bid quotations per quarter for 1996 and 1995:
-------------------------------------------------------------------------------
                                                 High              Low
-------------------------------------------------------------------------------
January 1 - March 31, 1995                      $4.50             $3.00
April 1 - June 30, 1995                          5.13              3.75
July 1 - September 30, 1995                      6.50              4.00
October 1 - December 31, 1995                    5.00              3.38

January 1 - March 31, 1996                       4.88              4.00
April 1 - June 30, 1996                          5.13              4.13
July 1 - September 30, 1996                      4.13              3.19
October 1 - December 31, 1996                    4.25              3.50
-------------------------------------------------------------------------------

On February 28, 1997, there were 579 shareholders of record of the Company's common stock.

Although the Company does make annual distributions to a minority shareholder of one of the OWT subsidiaries, the Company did not pay cash dividends to EMCON shareholders in 1996 or 1995 and does not plan to pay cash dividends to its shareholders in the near future. Furthermore, the payment of cash dividends is restricted by the Company's bank line of credit arrangement. The Company presently intends to retain earnings for further development of its business.

Item 6.       SELECTED FINANCIAL DATA

Five Year Financial Highlights

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended December 31,
                                                        ---------------------------------------------------------------------------
(In thousands, except per share amounts)                        1996           1995            1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA (a)
Gross revenue ........................................      $ 137,626       $ 122,542       $ 115,638       $  98,612      $  93,438
Net revenue ..........................................        117,705         103,409          95,926          83,062         79,636
Direct expenses ......................................         52,608          39,473          37,307          32,201         29,411
Indirect expenses ....................................         65,844          61,498          59,302          47,528         46,676
Restructuring/other charges ..........................          8,197             (17)          1,958            --             --
Impairment of assets held for sale ...................          3,327            --              --              --             --
Income (loss) from operations ........................        (12,271)          2,455          (2,641)          3,333          3,549
Interest income ......................................            317             369             348             313            588
Interest expense .....................................          1,112             181              66              57             40
Equity in income/(loss) of affiliates ................             39             (74)            (58)           --             --
Income (loss) before provision (benefit) for
   income taxes ......................................        (13,027)          2,569          (2,417)          3,589          4,097
Provision (benefit) for income taxes .................         (2,936)            783            (500)          1,165          1,098
Net income (loss) ....................................        (10,091)          1,786          (1,917)          2,424          2,999
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (a)
Income (loss) per share ..............................      $   (1.19)      $    0.22       $   (0.24)      $    0.33      $    0.40
Shares used in computing income (loss) per
   share .............................................          8,485           8,961           7,919           7,720          7,506
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (a)
Total assets .........................................      $  90,912       $  78,636       $  80,989       $  68,852      $  66,247
Working capital ......................................         34,601          36,313          32,582          36,200         35,491
Noncurrent obligations and deferred income
   taxes .............................................         16,799           1,700           1,348             882          1,773
Shareholders' equity .................................         55,812          65,306          63,059          58,997         56,591
 ----------------------------------------------------------------------------------------------------------------------------------

(a) The Company was involved in several acquisitions and mergers during the five year period presented. See Note 5 to the Company's consolidated financial statements.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Percentage of                        Percentage
                                                                                  Net Revenue                    Increase (Decrease)
                                                                 --------------------------------------          ------------------
                                                                                                                  1996        1995
                                                                                                                  vs.          vs.
Years Ended December 31,                                              1996          1995          1994            1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenue ..............................................          100.0%         100.0%         100.0%          13.8%       7.8%
Direct Expenses ..........................................           44.7%          38.2%          38.9%          33.3%       5.8%
Indirect Expenses ........................................           55.9%          59.4%          61.8%           7.1%       3.7%
Restructuring/Other Charges ..............................            7.0%            --            2.0%            --        --
Impairment of Assets held for sale .......................            2.8%            --             --             --        --
Income (Loss) from Operations ............................          (10.4%)          2.4%          (2.7%)       (599.8%)      --
Interest Income (Expense), Net ...........................           (0.7%)          0.2%           0.3%        (522.9%)     (33.3%)
Equity in Income/(Loss) of Affiliates ....................             --           (0.1%)         (0.1%)          --        (27.6%)
Income (Loss) before Provision (Benefit) for
   Income Taxes ..........................................          (11.1%)          2.5%          (2.5%)       (607.1%)      --
Provision (Benefit) for Income
  Taxes ..................................................           (2.5%)          0.8%          (0.5%)        475.0%       --
Net Income (Loss) ........................................           (8.6%)          1.7%          (2.0%)       (665.0%)      --
-----------------------------------------------------------------------------------------------------------------------------------

Net Revenue:

Net revenue for 1996 increased by 13.8% to  $117,705,000  from  $103,409,000  in
1995. Excluding net revenue of $20,596,000 contributed by Organic Waste Technologies, Inc. ("OWT"), following its acquisition on February 29, 1996, net revenue in 1996 totaled $97,109,000, a 6.1% decrease from 1995. The decrease was primarily attributable to significant underperformance of the Company's Professional Services Division (formerly known as the Consulting Division) in the Alaska, Washington and Southeast markets, combined with a general decrease in revenue following recent reductions in work force throughout the Professional Services Division. The decrease was, to a lesser extent, also attributable to particularly difficult weather conditions in the Northeast and Northwest areas during the first quarter.

Net revenue for 1995 increased by 7.8% over net revenue of $95,926,000 in 1994. The increase in net revenue in 1995 was partly attributable to significant improvements in the Company's consulting division in its West and Southeast areas. The increase was also due in part to the inclusion of Wehran Envirotech, Inc. ("Wehran") for all of 1995 as compared to all but the first quarter of 1994, following its acquisition in April of 1994. Although Wehran contributed net revenue of $5,472,000 in the quarter ended March 31, 1995, due to the underperformance of their Northeast and Midwest operations, Wehran only contributed an additional $3,730,000 in net revenue in 1995 over 1994. Net revenue was also positively impacted by the expansion of the laboratory division's operations in Florida and Southern California.

Direct Expenses:

Direct expenses in 1996 were $52,608,000, a 33.3% increase over $39,473,000 in direct expenses in 1995. Excluding direct expenses of $14,744,000 incurred by OWT, direct expenses in 1996 totaled $37,864,000, a 4.1% decrease from 1995. Direct expense includes compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house laboratory testing and construction activities. Excluding OWT, direct expenses, as a percent of net revenue in 1996, increased to 39.0% from 38.2% in 1995; due largely to relative increases in the cost of labor and materials within the laboratory division.

Direct expenses in 1995 were up 5.8% over direct expenses of $37,307,000 in 1994. The increase was due in part to higher overall salary costs, increased utilization of technical and professional staff, and the inclusion of Wehran for all of 1995 versus only the last three quarters of 1994 (Wehran incurred direct expenses of $7,739,000 and $6,524,000 in 1995 and 1994, respectively). The ratio of direct expenses to net revenue in 1995 decreased to 38.2% from 38.9% in 1994.

Indirect Expenses:

Indirect expenses totaled $65,844,000 in 1996, an increase of 7.1% over 1995 indirect expenses of $61,498,000. Excluding indirect expenses of $3,173,000 incurred by OWT, indirect expenses in 1996 totaled $62,671,000, a 1.9% increase over 1995. Indirect expenses include salary compensation for nonbillable hours for professional and technical staff, and general and administrative expenses such as facility rent, bonuses, benefits, insurance, depreciation, and legal/settlement expenses. Excluding OWT, indirect expenses as a percent of net revenue in 1996 increased to 64.5% from 59.4% in 1995; due in part to the above noted decrease in net revenue, combined with the effect of significant severance costs and expenses related to the closing of several small offices during the first nine months of 1996. In addition, during the fourth quarter of 1996 the Company increased reserves relating to pending litigation matters by an additional $1,553,000.

Indirect expenses in 1995 increased by 3.7% over 1994 indirect expenses of $59,302,000. The ratio of indirect expenses to net revenue decreased from 61.8% in 1994 to 59.4% in 1995, due to improved utilization of technical and professional staff as well as selective reductions in force and other cost containment and restructuring measures put in place during the fourth quarter of 1994 and throughout 1995.

Restructuring/Other Charges:

In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan in December, 1996 to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. As a result of these actions, the Company recognized pre-tax restructuring and other charges of $1,237,000 and $6,960,000, respectively. Included in the restructuring charge were $604,000 relating to the closure or downsizing of several underperforming offices, $628,000 related to employee severance and the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, and a $5,000 adjustment to the 1994 restructuring plan. Included in other charges were $4,768,000 related to the write-down in the carrying value of goodwill associated with the Company's continuing operating units in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", $1,529,000 related to the write-off of idle or disposed of assets, $368,000 related to the write-down of the Company's landfill gas production rights and related fixed assets, and $156,000 related to the buyout and cancellation of outstanding stock options to purchase approximately 743,000 shares of the Company's common stock held by employees of the Company. Also, included in other charges were $139,000 for various other operational costs.

Anticipated savings in 1997 from the restructuring charge alone are estimated to exceed $1,500,000. As of December 31, 1996, $119,000 of the 1996 restructuring adjustment has been incurred and $1,113,000 remains in other accrued liabilities. All remaining actions are expected to be substantially completed by the third quarter of 1997.

In October 1994, the Board of Directors appointed Eugene M. Herson to serve as the Company's new President and Chief Executive Officer. Shortly thereafter, in December, 1994, the Company's Board of Directors approved senior management's recommendation to implement a restructuring plan designed to improve operational efficiencies. Under the plan, the Company eliminated substantially all of its regional consulting subsidiaries in favor of a divisional structure. In addition, the Company consolidated and streamlined all unnecessary and/or redundant administrative functions. As a result of the actions taken, the Company recognized a pre-tax restructuring charge in the fourth quarter of 1994 of $1,181,000. Of this amount, $611,000 related to the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, $287,000 related to employee severance, and $263,000 related to costs associated with excess facilities and equipment. Anticipated savings from the 1994 restructuring plan were estimated to exceed $1,000,000 per year. To date, $1,142,000 of restructuring costs have been incurred and adjustments of $5,000 and ($17,000) were made to increase/(reduce) the reserve in 1996 and 1995, respectively, to the required remaining balances. At December 31, 1996, $27,000 of accrued restructuring costs for write-off of employment contracts in 1994 were included in accrued liabilities in the accompanying consolidated balance sheet. All remaining actions are expected to be completed by the first quarter of 1997.

During the fourth quarter of 1994, the Company also incurred nonrecurring charges of $777,000 related to the write-down of the carrying value of certain of the Company's landfill gas production rights and of certain related fixed assets due to the reevaluation of future cash flows expected to be generated from the related projects.

Impairment of Assets Held for Sale:

In December 1996, the Company executed a letter of intent to sell its laboratory division, Columbia Analytical Services, Inc. ("CAS"), to the employees of CAS for cash, notes and other consideration valued in total at approximately $7,500,000. The transaction is expected to be completed by the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000.
For the year ended December 31, 1996, CAS had a loss before taxes of $142,000.

Interest Income:

The Company recorded interest income of $317,000 in 1996 compared to $369,000 in 1995 and $348,000 in 1994.

Interest Expense:

The Company incurred interest expense of $1,112,000 in 1996 compared to $181,000 in 1995. The increase in interest expense in 1996 over 1995 was due primarily to increases in long-term debt of $11,747,000 incurred for purposes of financing the acquisition of OWT in February of 1996 and $5,000,000 for purposes of financing the subsequent expansion of OWT's landfill gas-to-energy project.

The increase in interest expense in 1995 over 1994 was primarily due to an imposition of interest on a one-time state tax assessment with respect to prior years.

Income Taxes Provision (Benefit):

The provision (benefit) for income taxes in 1996 was ($2,936,000) compared to $783,000 for 1995 and ($500,000) for 1994. The effective tax rate for 1996 was (22.5%) versus 30.5% in 1995 and (20.7%) for 1994. The 1996 tax benefit is primarily due to the alternative minimum tax credits generated from the Company's landfill gas-to-energy project and from temporary timing differences consisting of the restructuring charges, impairment of assets held for sale and the legal reserve.

Included in the Company's balance sheet at December 31, 1996 are total current and long-term net deferred tax assets of $6,455,000. The full utilization of such assets is dependent upon a number of factors including the Company's ability to generate future profits, the successful implementation of the Company's restructuring plan and the anticipated reduction in the level of new tax credits generated from the Company's existing landfill gas-to-energy projects. Based on these factors, the Company believes that it is more likely than not that the full benefit of the net deferred tax assets will be realized by the Company in due course.

SUBSEQUENT MATTERS

On March 6, 1997, the Company completed the sale of its Marina landfill gas-to-energy project for a net up front cash payment of $800,000. The Company is eligible to receive an additional $200,000 prior to December 31, 1997 subject to certain post-closing contingencies - specifically, that no material adverse changes are made to the provisions of Section 29 of the Internal Revenue Code of 1986, as amended, pertaining to the availability of unconventional fuel credits.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

Cash provided by operating activities for fiscal 1996, 1995 and 1994 was $1,583,000, $5,232,000, and $4,875,000, respectively. The changes in cash provided by operating activities in 1996, 1995 and 1994 were primarily attributed to changes in the Company's net income (loss), accounts receivable and accounts payable and in 1996 and 1995, depreciation and amortization. Cash, cash equivalents, and marketable securities decreased to $5,331,000 in 1996 from $9,952,000 in 1995.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with an interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1997. The Company expects to renew the line of credit component of the Credit Agreement following its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. As a result of the fourth quarter loss in 1996, the impact of the related restructuring actions and the payment of certain profit distributions to a minority shareholder in one of OWT's subsidiaries, the Company was not in compliance with these covenants at year-end. However, the Company obtained a waiver from the bank for its non compliance and agreed to related amendments of the Credit Agreement reducing the tangible net worth requirement and permitting distribution to the minority shareholder in OWT's subsidiary.

Capital Expenditures:

The Company invested $2,484,000 in 1996 in additions to property and equipment; mainly computers, field and laboratory equipment. The Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                  -----------
Consolidated Statements of Operations for each of
   the three years ended December 31, 1996, 1995, and 1994.......     19

Consolidated Balance Sheets as of December 31, 1996 and 1995.....     20

Consolidated Statements of Shareholders' Equity for each of
   the three years ended December 31, 1996, 1995, and 1994.......     21

Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1996, 1995, and 1994.................     22

Notes to Consolidated Financial Statements.......................     23

Report of Ernst & Young LLP, Independent Auditors................     36

EMCON
CONSOLIDATED STATEMENTS OF OPERATIONS

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Years Ended December 31,
                                                                                ---------------------------------------------------
 (In thousands, except per share amounts)                                           1996                1995                1994
 ----------------------------------------------------------------------------------------------------------------------------------

Gross revenue .......................................................           $ 137,626            $ 122,542            $ 115,638
Outside services at cost ............................................              19,921               19,133               19,712
                                                                                ---------            ---------            ---------

         Net revenue ................................................             117,705              103,409               95,926

Costs and expenses:
     Direct expenses ................................................              52,608               39,473               37,307
     Indirect expenses ..............................................              65,844               61,498               59,302
     Restructuring/other charges ....................................               8,197                  (17)               1,958
     Impairment of assets held for sale .............................               3,327                 --                   --
                                                                                ---------            ---------            ---------

         Income (loss) from operations ..............................             (12,271)               2,455               (2,641)

Interest income .....................................................                 317                  369                  348
Interest expense ....................................................              (1,112)                (181)                 (66)
Equity in income (loss) of affiliate ................................                  39                  (74)                 (58)
                                                                                ---------            ---------            ---------

Income (loss) before provision (benefit) for
   income taxes .....................................................             (13,027)               2,569               (2,417)
Provision (benefit) for income taxes ................................              (2,936)                 783                 (500)
                                                                                ---------            ---------            ---------

Net income (loss) ...................................................           $ (10,091)           $   1,786            $  (1,917)
                                                                                ---------            ---------            ---------

Income (loss) per share .............................................           $   (1.19)           $    0.22            $   (0.24)
                                                                                ---------            ---------            ---------

Shares used in computing income (loss) per share ....................               8,485                8,961                7,919
                                                                                =========            =========            =========

  See accompanying notes.



CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 December 31,
                                                                                                       ----------------------------
 (In thousands, except share amounts)                                                                      1996              1995
 -----------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current Assets:
 Cash and cash equivalents ..................................................................           $  5,331           $  9,451
 Marketable securities ......................................................................               --                  501
 Accounts receivable, net of allowance for doubtful accounts of $951
     and $1,052 at December 31, 1996 and 1995, respectively .................................             32,860             34,925
 Costs and estimated earnings in excess of billings on
      uncompleted contracts .................................................................                904               --
 Prepaid expenses and other current assets ..................................................              4,425              3,066
 Assets held for sale .......................................................................              9,382               --
                                                                                                          -------            -------


     Total Current Assets ...................................................................             52,902             47,943

 Net property and equipment, at cost ........................................................             14,722             16,690

 Other assets ...............................................................................              4,800              3,579
 Deferred tax assets ........................................................................              4,818              1,677
 Goodwill, net of amortization ..............................................................             12,716              7,609
 Other intangible assets, net of amortization ...............................................                954              1,138
                                                                                                        --------           --------

     Total Assets ...........................................................................           $ 90,912           $ 78,636
                                                                                                        ========           ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable ...........................................................................           $  5,483           $  4,174
 Accrued payroll and related benefits .......................................................              6,020              4,975
 Other accrued liabilities ..................................................................              4,454              2,109
 Billings in excess of costs and estimated earnings
      on uncompleted contracts ..............................................................                 94               --
 Long-term obligations due within one year ..................................................              2,250                372
                                                                                                        --------           --------

     Total Current Liabilities ..............................................................             18,301             11,630

 Long-term debt .............................................................................             14,667                431
 Other noncurrent obligations ...............................................................              2,132              1,269

 Commitments and contingencies ..............................................................               --                 --

 Shareholders' Equity:
 Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding ........................................................               --                 --
 Common stock, no par value, 15,000,000 shares authorized;
     8,512,688 and 8,329,343 shares issued and outstanding at
     December 31, 1996 and 1995, respectively ...............................................             42,001             41,401
 Retained earnings ..........................................................................             13,811             23,918
 Unrealized losses on marketable securities .................................................               --                  (13)
                                                                                                        --------           --------

     Total Shareholders' Equity .............................................................             55,812             65,306
                                                                                                        --------           --------

     Total Liabilities and Shareholders' Equity .............................................           $ 90,912           $ 78,636
                                                                                                        ========           ========



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Unrealized
                                                                                                          Gain (Loss)
                                                                                                             on           Total
                                                                         Common Stock          Retained    Marketable  Shareholders'
 (In thousands)                                                        Shares      Amount      Earnings    Securities      Equity
 ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 .................................        7,279      $ 34,948      $ 24,049                    $ 58,997
Issuance of common  stock upon exercise of
  options, net of redemptions ................................           55           243          --                           243
Income tax benefits of employee stock option
  exercises ..................................................         --             103          --                           103
Issuance of common  stock under purchase of
  Wehran Envirotech, Inc. ....................................          915         6,029          --                         6,029
Issuance of common  stock under the Employee
  Stock Purchase Plan ........................................           69           439          --                           439
Issuance of restricted stock, net of cancellation ............            1             8          --                             8
Repurchase of common stock ...................................         (133)         (812)         --                          (812)
Unrealized losses on marketable securities ...................         --            --            --            (31)           (31)
Net loss .....................................................         --            --          (1,917)                     (1,917)
                                                                   -----------------------------------------------------------------

Balance at December 31, 1994 .................................        8,186        40,958        22,132          (31)        63,059
Issuance of common  stock upon exercise of
  options, net of redemptions ................................           30            35          --                            35
Income tax benefits of employee stock option
  exercises ..................................................         --              50          --                            50
Issuance of common  stock under the Employee
  Stock Purchase Plan ........................................          114           369          --                           369
Issuance of restricted stock, net of cancellation ............           (1)          (11)         --                           (11)
Net change in unrealized losses on marketable
  securities .................................................         --            --            --             18             18
Net income ...................................................         --            --           1,786                       1,786
                                                                   ----------------------------------------------------------------

Balance at December 31, 1995 .................................        8,329        41,401        23,918           (13)       65,306
Issuance of common  stock upon exercise of
  options, net of redemptions ................................            5            15          --                            15
Issuance of common  stock under the Employee
  Stock Purchase Plan ........................................           88           258          --                           258
Issuance of restricted stock, net of cancellation ............           91           327          --                           327
Net change in unrealized losses on marketable
  securities .................................................         --            --            --              13            13
Dividends paid ...............................................         --            --             (16)                        (16)
Net loss .....................................................         --            --         (10,091)                    (10,091)
                                                                   ----------------------------------------------------------------

Balance at December 31, 1996 .................................        8,513      $ 42,001      $ 13,811      $      0      $ 55,812
                                                                   ----------------------------------------------------------------

See accompanying notes.


EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

 -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Years Ended December 31,

 Increase (decrease) in cash and cash equivalents (in thousands)                                1996          1995           1994
 -----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss) .....................................................................      $(10,091)      $  1,786       $ (1,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation .......................................................................         7,330          4,487          3,710
   Amortization .......................................................................         1,034            613            654
   Loss on sale/disposal of property and equipment ....................................           474            129            416
   Write-down of gas production rights ................................................           247            --             655
   Impairment of goodwill .............................................................         6,194            --             --
   Increase in salary continuation plan ...............................................           133             62             93
   Changes in operating assets and liabilities:
       Accounts receivable ............................................................         1,226          3,398         (1,290)
       Prepaid expenses and other current assets ......................................        (1,527)           187          1,056
       Other assets ...................................................................        (2,275)          (786)           642
       Deferred tax assets ............................................................        (2,995)           382         (1,469)
       Accounts payable ...............................................................          (351)        (4,672)         2,300
       Accrued payroll and related benefits ...........................................           661           (605)         1,173
       Other accrued liabilities ......................................................         1,523            251         (1,148)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities ...................................         1,583          5,232          4,875
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment ................................................        (2,484)        (4,082)        (7,050)
   Purchase of available for sale securities ..........................................          --             --           (5,967)
   Maturities of available for sale securities ........................................           514          1,953          8,800
   Cash portion of assets held for sale ...............................................          (593)          --             --
   Acquisitions, net of cash acquired .................................................       (13,827)          --              258
   Proceeds from sale of property and equipment .......................................           508            327            442
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities ......................................       (15,882)        (1,802)        (3,517)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Proceeds of new debt obligation ....................................................        17,526            476         (6,662)
   Payments of current and noncurrent obligations .....................................        (7,931)          --             --
   Issuance of common stock for cash ..................................................           600            393            690
   Repurchase of common stock .........................................................          --             --             (812)
   Dividend payments ..................................................................           (16)          --             --
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities ........................        10,179            869         (6,784)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ......................................        (4,120)         4,299         (5,426)
Cash and cash equivalents, beginning of year ..........................................         9,451          5,152         10,578
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year ................................................      $  5,331       $  9,451       $  5,152
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

In 1994, the Company converted to a fifty-two/fifty-three week fiscal year, resulting in a fifty-three week year in 1996 and a fifty-two week year in 1995. The Company's year end falls on the Friday closest to the last day of the calendar quarter. The Company also follows a five-four-four week quarterly cycle. While the actual period ends for the fiscal years 1996 and 1995 were January 3, 1997 and December 29, 1995, respectively, for convenience, the date shown on accompanying financial statements is December 31, the last day of the calendar periods.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Expenses:

Revenue from engineering service contracts is recognized as services are provided and revenue from construction projects is recognized on a percentage of completion basis. The Company routinely subcontracts for outside services, such as drilling and specialized laboratory services. These costs are generally passed through to the Company's customers. The Company believes net revenue is a more accurate measure of the value of its services than gross revenue. Direct costs include compensation for billable hours for professional and technical staff and other project expenses reimbursed by clients. Indirect costs include compensation for non-billable professional and technical staff hours, all employee fringe benefits, marketing, and general and administrative expenses such as rent, insurance and depreciation.

Cash and Cash Equivalents and Marketable Securities:

The Company considers all investment instruments and marketable securities with an original maturity date of 90 days or less at the date of purchase to be cash equivalents. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments consisting primarily of high grade U.S. government and corporate marketable debt securities are classified as available-for-sale, and are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, as well as any interest on these securities, are included in interest income. The cost of securities sold is based on the specific identification method. There were no available-for-sale securities as of December 31, 1996.

The following is a summary of available-for-sale securities as of December 31, 1995:
-------------------------------------------------------------------------------
                                          Gross         Gross
                                        Unrealized    Unrealized     Estimated
(In thousands)                  Cost      Gains         Loss       Fair Value
--------------------------------------------------------------------------------
U.S. Treasury Bills/Notes     $514,000     $ -         $13,000        $501,000
-------------------------------------------------------------------------------

All marketable securities held by the Company as of December 31, 1995 were available for the Company's current working capital requirements and matured in less than one year. Accordingly, all such amounts were classified as current assets in the accompanying consolidated balance sheets.

Supplemental Cash Flow Information:

Cash paid for income taxes was approximately $659,000, $58,000 and $469,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for interest was approximately $951,000, $181,000 and $66,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In 1995, the Company sold certain land and buildings in exchange for $1,100,000 in marketable trade credits which will be used to reduce cash payments of future recurring corporate expenses. No significant gain or loss was incurred on the transaction. The trade credits expire in eight years, and the Company expects to utilize such credits prior to expiration. The Company has agreements for the utilization of $625,000 of the trade credits. $225,000 and $400,000 of these credits are included on the December 31, 1996 consolidated balance sheet in other current assets and other assets, respectively. To-date, $55,000 of the trade credits have been applied to payments. The remaining balance of $420,000 is included on the December 31, 1996 consolidated balance sheet in other assets.

Property and Equipment:

Property and equipment, net of assets held for sale, consists of (in thousands):
-------------------------------------------------------------------------------
Years Ended December 31,                                 1996          1995
-------------------------------------------------------------------------------
Land and buildings                                      $  2,808     $  2,723
Machinery and equipment                                   18,886       23,723
Furniture and fixtures                                     4,130        5,915
Vehicles                                                   2,871        3,638
Leasehold improvements                                     1,328        2,324
-------------------------------------------------------------------------------
     Total                                                30,023       38,323
Less accumulated depreciation and amortization            15,301       21,633
--------------------------------------------------------------------------------
Net property and equipment                               $14,722      $16,690
-------------------------------------------------------------------------------
Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the estimated useful lives of the assets or the term of the lease (lives range from 3-31 years). Amortization of property and equipment acquired under capital leases is included with depreciation expense.

Approximately $7,058,000 of fixed assets net of accumulated depreciation of $6,236,000 were sold or disposed of in 1996.

Income (Loss) per Share:

Primary and fully diluted earnings per share are substantially the same. Loss per share in 1996 and 1994 were based on the weighted average number of common shares outstanding. Income per share in 1995 was based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method. Common equivalent shares are comprised of shares issuable under the Company's stock option plans.

Business Segment and Concentration of Credit Risk:

The Company operates within one business segment, which provides comprehensive environmental engineering, consulting, construction, facilities operations and maintenance, and laboratory services to industrial, private and governmental concerns, predominantly in the waste disposal, petroleum, wood products, chemical and manufacturing industries; as well as to utilities, non-regulatory government entities, financial institutions and real estate developers. There are no significant operations or revenues generated from non United States locations. Ongoing credit evaluations of its customers' financial condition are performed by the Company, generally requiring no collateral.

2. CONTRACTS IN PROGRESS

Information related to contracts in progress (in thousands):
--------------------------------------------------------------------------------
Years Ended December 31,                                1996             1995
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                $4,181        $      --
Estimated earnings on uncompleted contracts               940               --
                                                      -------
                                                        5,121
Less billings to date on uncompleted contracts          4,311               --
-------------------------------------------------------------------------------
       Total                                          $   810         $     --
--------------------------------------------------------------------------------

Included in the accompanying consolidated balance sheets on an individual contract basis are (in thousands):
--------------------------------------------------------------------------------
Years Ended December 31,                                1996             1995
--------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings
    on uncompleted contracts.                         $   904        $      --
Billings in excess of costs and estimated earnings
    on uncompleted contracts                              (94)              --
--------------------------------------------------------------------------------
        Total                                         $   810        $      --
--------------------------------------------------------------------------------

3. RESTRUCTURING/OTHER CHARGES

In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan in December, 1996 to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. As a result of these actions, the Company recognized pre-tax restructuring and other charges of $1,237,000 and $6,960,000, respectively. Included in the restructuring charge were $604,000 related to the closure or downsizing of several underperforming offices, $628,000 related to employee severance and the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, and a $5,000 adjustment to the 1994 restructuring plan. Included in other charges were $4,768,000 related to the write-down in the carrying value of goodwill associated with the Company's continuing operating units in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", $1,529,000 related to the write-off of idle or disposed of assets, $368,000 related to the write-down of the Company's landfill gas production rights and related fixed assets, and $156,000 related to the buyout and cancellation of outstanding stock options to purchase approximately 743,000 shares of the Company's common stock held by employees of the Company. Also, included in other charges were $139,000 for various other operational costs. Fair value of the goodwill associated with the Company's continuing operating units was based on each operating unit's expected future discounted cash flows.

As of December 31, 1996, $119,000 of the 1996 restructuring adjustment has been incurred and $1,113,000 remains in other accrued liabilities. All remaining actions are expected to be substantially completed by the third quarter of 1997.

In October 1994, the Board of Directors appointed Eugene M. Herson to serve as the Company's new President and Chief Executive Officer. Shortly thereafter, in December, 1994, the Company's Board of Directors approved senior management's recommendation to implement a restructuring plan designed to improve operational efficiencies. Under the plan, the Company eliminated substantially all of its regional consulting subsidiaries in favor of a divisional structure. In addition, the Company consolidated and streamlined all unnecessary and/or redundant administrative functions. As a result of the actions taken, the Company recognized a pre-tax restructuring charge in the fourth quarter of 1994 of $1,181,000. Of this amount, $611,000 related to the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, $287,000 related to employee severance, and $263,000 related to costs associated with excess facilities and equipment. Anticipated savings from the 1994 restructuring plan were estimated to exceed $1,000,000 per year. To date, $1,142,000 of restructuring costs have been incurred and adjustments of $5,000 and ($17,000) were made to increase/(reduce) the reserve in 1996 and 1995, respectively, to the required remaining balances. At December 31, 1996, $27,000 of accrued restructuring costs for write-off of employment contracts in 1994 were included in accrued liabilities in the accompanying consolidated balance sheet. All remaining actions are expected to be completed by the first quarter of 1997.

During the fourth quarter of 1994, the Company also incurred nonrecurring charges of $777,000 related to the write-down of the carrying value of certain of the Company's landfill gas production rights and of certain related fixed assets due to the reevaluation of future cash flows expected to be generated from the related projects.

4. IMPAIRMENT OF ASSETS HELD FOR SALE

In December 1996, the Company executed a Letter of Intent to sell its laboratory division, Columbia Analytical Services, Inc. ("CAS"), to the employees of CAS for cash, notes and other consideration valued in total at approximately $7,500,000. The transaction is expected to be completed the first quarter of 1997. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000. For the year ended December 31, 1996, CAS had a loss before taxes of $142,000. The estimated fair value of CAS is reflected in the accompanying consolidated balance sheets as assets held for sale as of December 31, 1996.

5. ACQUISITIONS

Goodwill

On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,859,000 in cash plus the issuance of convertible notes and other contractual indebtedness held by certain senior OWT management in the principal amount of $1,747,000. The transaction was accounted for as a purchase. The indebtedness bears interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The indebtedness may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the indebtedness has not been converted into OWT shares, it may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001 at a conversion price of $6.50 per share. Goodwill of approximately $11,129,000 resulting from this acquisition is being amortized over thirty years using the straight line method. Related accumulated amortization at December 31, 1996, was approximately $310,000.

The following summarizes the unaudited pro forma net revenue, net income (loss), and income (loss) per share of the combined company for the unaudited twelve months ended December 31, 1996 compared to unaudited twelve months ended December 31, 1995 (in thousands):

-------------------------------------------------------------------------------
                                                  Pro Forma       Pro Forma
                                                     1996            1995
Twelve  months  ended  December  31,             (unaudited)     (unaudited)
-------------------------------------------------------------------------------
Net revenue                                      $120,738          $120,928
Net income (loss)                                 (10,407)            1,606
Income (loss) per share                            ($1.23)         $   0.20
-------------------------------------------------------------------------------
The above pro forma results of operations do not purport to reflect the actual results of operations had the Company actually acquired OWT as of the beginning of 1996.

Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York, in exchange for 410,000 shares of the Company's common stock valued at $2,818,000 and $439,000 in direct acquisition costs. The transaction was accounted for as a purchase. An additional 80,000 shares, valued at $290,000, were issued to Wehran shareholders in December, 1994 as a result of their attaining certain predetermined operating performance goals. Goodwill of approximately $1,896,000 resulting from this acquisition is being amortized over twenty years using the straight line method. Accumulated amortization as of December 31, 1996, was approximately $253,000. Subsequent to the purchase of Wehran, the Company issued an additional 425,000 shares of its common stock to retire approximately $5,000,000 of Wehran's convertible subordinated notes. In addition, the Company also paid approximately $6,100,000 in cash to satisfy amounts borrowed against Wehran's revolving credit line ($5,000,000) and obligations due to settlement of certain litigation ($1,100,000).

On May 31, 1996, EMCON acquired the operations of Cascade Pacific Engineering, Inc. ("Cascade"). The transaction was structured as an asset acquisition with EMCON acquiring substantially all the assets of Cascade for $546,000 in cash plus the assumption of substantially all of Cascade's liabilities. The tangible net assets were valued at $80,000. The $466,000 excess of cost over the fair value of net assets acquired, net of accumulated amortization at December 31, 1996, of $93,000 was subsequently written-off in 1996 due to an evaluation based on a discounted cash flow analysis.

Acquisitions made in the Southeast and Alaska between 1990 and 1993 were evaluated based on a discounted cash flow basis and resulted in a write-down of goodwill of $4,394,000. Remaining goodwill and accumulated amortization at December 31, 1996 were approximately $1,734,000 and $1,480,000, respectively.

Other Intangible Assets:

Intangible assets include $879,000 and $2,476,000 at December 31, 1996 and 1995, respectively, representing gross costs incurred to obtain landfill gas production rights. Amortization of these gas production rights is recognized as the greater of either the straight-line or units-of-production method over a term not exceeding the period of the gas production leases. The expected amortization periods range from one to ten years. The related accumulated amortization was approximately $798,000 and $1,338,000 at December 31, 1996 and 1995, respectively. In December, 1996 the Company reduced the value of these landfill gas production rights by $247,000 to their estimated fair value.

Other intangible assets at December 31, 1996 also include $888,000, representing the gross cost to reacquire certain patent rights associated with the Company's proprietary leachate evaporation system technology. Accumulated amortization at December 31, 1996 was approximately $15,000 and the patent is being amortized over the 15 year life of such patents.

6. OTHER NONCURRENT OBLIGATIONS

Certain employees participate in a salary continuation plan which will provide the employees with a 10-year benefit from the Company. Monthly benefits range from $600 to $4,500, and the employees vest in varying amounts from the fifth to the tenth anniversary date of their contracts. Such amounts will be paid in addition to those payments due specifically as consideration for the employees meeting the non-competition provisions of their contracts.

Included in other noncurrent obligations are the Company's liabilities under salary continuation agreements and capital leases. Liabilities under salary continuation agreements were $939,000 and $802,000 at December 31, 1996 and 1995, respectively. Capital lease obligations are collateralized by equipment included in property and equipment with a cost and accumulated depreciation of $324,000 and $80,000, respectively, at December 31, 1996, and $1,020,000 and
$863,000, respectively, at December 31, 1995.

7. RETIREMENT PLAN

The Company sponsors a qualified retirement plan, generally available to all employees, which is based on Section 401(k) of the Internal Revenue. Employees may elect to contribute up to 15% of their annual compensation to the plan up to the Internal Revenue Service annual contribution limit $9,500 for 1996. The Company voluntarily matched the employee's contribution to a maximum of 3% of annual compensation. The Company's contributions to the retirement plan were $1,146,000, $1,177,000 and $674,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. COMMITMENTS

The Company leases its office facilities, as well as office and computer equipment, under operating leases in various locations. Until 1995, certain office facilities were leased from partnerships in which certain officers and shareholders of the Company had controlling interests. Lease arrangements with the partnerships were terminated in 1995. The annual rents under leases from partnerships were approximately $473,000 and $516,000 for 1995 and 1994, respectively. The Company's minimum annual lease commitments under all operating leases are approximately (in thousands):
-------------------------------------------------------------------------------
Years Ending December 31,
--------------------------------------------------------------------------------
1997                                                              $5,385
1998                                                               4,044
1999                                                               3,313
2000                                                               2,155
2001 and thereafter                                                2,657
--------------------------------------------------------------------------------

Rent expense was approximately $5,263,000, $4,429,000 and $3,964,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Certain employees have signed non-competition agreements which will provide them with monthly payments from $400 to $3,000 for a period of up to ten years, commencing on the tenth anniversary date of the agreements. (See note 6.)

9. LITIGATION

As a firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the fourth quarter of 1996 the Company agreed to settlement terms on a number of outstanding legal matters. At the same time the Company assessed the potential exposure relative to all other known pending matters. Based on the foregoing, the Company increased its legal reserve by an additional $1,553,000. In the opinion of management the resolution of all known lawsuits/claims at amounts in excess of established reserves will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

10. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                                       1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Variable-rate note payable to bank .................................................................         $ 9,286            --
     (effective rate at 12/31/96 was 7.35%).  Payable in quarterly installments of $357 with a final payment of $3,214 in 2001.
     Collateralized by the assets of EMCON.
8% unsecured notes payable to OWT shareholders.  Payable on.........................................           1,747            --
     termination date in 20001
7.99% note payable to bank in monthly installments through 2006.....................................           4,661            --
     Collateralized by the assets of OWT with a net book value of $6,186
8.49% note payable to bank in monthly installments through 2001.....................................             374            --
     Collateralized by equipment of OWT with a net book value of $458
8.99% note payable to bank in monthly installments through 2000.....................................             296            --
     Collateralized  by the assets of OWT with a net book value of $6,186
Other indebtedness, interest rates vary from 5.3% to 15.9% payable..................................             553             803
     in installments through 2000.  (Primarily lease obligations)
                                                                                                             -------         -------
Total Long-term Debt ...............................................................................         $16,917         $   803
                                                                                                             -------         -------
Less current portion ...............................................................................         $ 2,250         $   372
------------------------------------------------------------------------------------------------------------------------------------
Long-term Debt, net of current portion .............................................................         $14,667         $   431
------------------------------------------------------------------------------------------------------------------------------------

Interest paid on all outstanding debt amounted to $951,000 in 1996 and $58,000 in 1995. Carrying value of the debt approximates fair value.

Aggregate principal payments for the next five years for years ending December
31,
-------------------------------------------------------------------------------
1997                                                           $ 2,250
1998                                                             2,172
1999                                                             2,039
2000                                                             2,030
2001 and thereafter                                              8,426
-------------------------------------------------------------------------------

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured Credit Agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1997. The Company expects to renew the line of credit component of the Credit Agreement following its expiration. The Credit

Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. As a result of the fourth quarter loss in 1996, the impact of the related restructuring actions and the payment of certain profit distributions to a minority shareholder in one of OWT's subsidiaries, the Company was not in compliance with these covenants at year-end. However, the Company obtained a waiver from the bank for its non compliance and agreed to related amendments of the Credit Agreement reducing the tangible net worth requirement and permitting distributions to the minority shareholders in OWT's subsidiary.

11. SHAREHOLDERS' EQUITY

Preferred Stock:

The Board of Directors of the Company has the authority to determine the rights, preferences, privileges and restrictions of the authorized preferred stock.

Stock Option Plan:

The Company has issued options to purchase shares of common stock pursuant to its 1986 Incentive Stock Option Plan (now expired) and its 1988 Stock Option Plan (the "Plans"). These options are granted with option exercise prices which are equal to 100%, 105% or 110% of fair market value on the date of grant, and expire over terms ranging from five to ten years. Options generally vest ratably over a two year or four year period. A summary of activity of the Plans follows:

-------------------------------------------------------------------------------------------------------------
                                                                            Options Outstanding
                                                           --------------------------------------------------
                                       Available        Number            Price              Aggregate
                                       for Grant       of Shares        Per Share              Value
--------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1993 ........          383,482         1,985,745      $ 1.15 - $11.25      $ 16,034,340
Options authorized ..........          750,000              --              --                   --
Options granted .............         (448,900)          448,900      $ 5.00 - $ 8.37         2,984,999
Options canceled ............          153,702          (153,702)     $ 3.33 - $11.25        (1,322,592)
Options exercised ...........             --             (54,606)     $ 1.15 - $ 7.67          (250,724)
-------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1994 ........          838,284         2,226,337      $ 1.15 - $11.25        17,446,023
Options granted .............         (386,650)          386,650      $ 3.50 - $ 4.88         1,545,537
Options canceled ............           72,629           (72,629)     $ 3.33 - $10.00          (591,701)
Options exercised ...........             --             (30,000)     $ 1.15                    (34,666)
-------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1995 ........          524,263         2,510,358      $ 3.33 - $11.25        18,365,193
Options granted .............         (192,448)          192,448      $ 3.25 - $ 4.88           728,144
Options canceled ............        1,518,674        (1,518,674)     $ 3.33 - $11.25       (12,357,381)
Options exercised ...........             --              (4,700)     $ 3.33 - $ 3.50           (15,698)
-------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1996 ........        1,850,489         1,179,432      $ 3.25 - $11.25      $  6,720,258
-------------------------------------------------------------------------------------------------------------

Restricted Stock Plan:

The Company's Restricted Stock Plan was approved by its shareholders in May, 1991. A total of 225,000 shares of the Company's Common Stock were reserved for issuance under the Restricted Stock Plan. Shares granted to employees under the Restricted Stock Plan generally vest in equal annual installments over periods ranging from three to four years. At December 31, 1996, 99,191 shares were available for issuance.

Employee Stock Purchase Plan:

The Employee Stock Purchase Plan (ESPP) provides that substantially all employees may purchase the Company's common stock at a price equal to 85% of its fair value on certain specified dates via a payroll deduction plan. At December 31, 1996, 248,338 shares were available for issuance. The Company discontinued the ESPP effective February 1, 1997.

Stock-Based Compensation:

As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro Forma information regarding net income (loss) and earnings (loss) per share is required by FASB 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. For these purposes, the fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions.

-------------------------------------------------------------------------------
                               Options                     ESPP
                              -------                     ----
                          1996        1995           1996        1995
-------------------------------------------------------------------------------
Expected life (years)      6.6         7.0           0.5          0.5
Expected volatility        .49         .49           .32          .42
Risk-free interest rate    6.1%        6.3%          5.5%         6.1%
-------------------------------------------------------------------------------

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

----------------------------------------------------------------------------------------------------------------
In thousands except for earnings (loss) per share information                        1996               1995
----------------------------------------------------------------------------------------------------------------
Net income (loss)
     As reported ............................................................... $  (10,091)         $   1,786
     Pro forma ................................................................. $  (10,393)         $   1,688
Primary (loss) earnings per share
     As reported ............................................................... $    (1.19)         $    0.22
     Pro forma ................................................................. $    (1.27)         $    0.20
---------------------------------------------------------------------------------------------------------------

Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

The weighted average fair value of options granted during 1996 and 1995 was $2.14 and $2.30 per share, respectively.

The following summarizes information about fixed stock options outstanding at December 31, 1996:

-------------------------------------------------------------------------------------------------------------------
                                  Options Outstanding                             Options Exercisable
                                                              Weighted                          Weighted
                             Number       Weighted Average    Average                           Average
   Range of Exercise     Outstanding at      Remaining        Exercise        Number            Exercise
        Prices              12/31/96      Contractual Life    Price           Exercisable        Price
-------------------------------------------------------------------------------------------------------------
    $ 9.25 - $11.25         239,125             5.6         $   9.34          238,450           $   9.34
    $ 6.50 - $ 8.83         227,694             4.0         $   7.43          198,644           $   7.50
    $ 5.00 - $ 6.00          36,015             4.2         $   5.59           28,265           $   5.69
    $ 3.25 - $ 4.88         676,598             7.9         $   3.83          208,041           $   3.80
-------------------------------------------------------------------------------------------------------------
    $ 3.25 - $11.25       1,179,432             6.5         $   5.70          673,400           $   6.93
------------------------------------------------------------------------------------------------------------

At December 31, 1995, 1,562,833 shares were exercisable at an average exercise price of $8.10 per share.

In December, 1996 employees (other than officers and directors) with options having exercise prices of $5.00 per share or greater were given the right to either sell back their options to the Company, to exchange their options for new options, to retain their original options or elect a combination of the three. The rates at which the outstanding options could be exchanged or sold back to the Company varied depending on the original option exercise price. Participants could exchange their outstanding stock options for newly granted options at rates ranging from one new share for every three old option shares to one new share for every five old option shares. Alternatively, participants could sell back their options at prices ranging from $0.10 to $0.40 per option share. This resulted in options for 743,319 shares being canceled for a cash settlement of approximately $156,000, and an additional 203,727 shares canceled in exchange for the grant of new options covering 47,247 shares with an option exercise price of $3.68 per share.

12. INCOME TAXES

The  provision  (benefit)  for  income  taxes  consists  of  the  following  (in thousands):
-------------------------------------------------------------------------------
Years Ended December 31,                   1996          1995           1994
-------------------------------------------------------------------------------

Federal:
   Current                                 $607          $438         $(112)
   Deferred                              (3,358)           61          (378)
-------------------------------------------------------------------------------
        Total Federal                    (2,751)          499          (490)
-------------------------------------------------------------------------------
State:
   Current                                   73            78           200
   Deferred                                (258)          206          (210)
-------------------------------------------------------------------------------
        Total State                        (185)          284           (10)
-------------------------------------------------------------------------------
        Total Federal and State         $(2,936)         $783         $(500)
-------------------------------------------------------------------------------

A reconciliation between the Company's effective tax rate of (22.5%) in 1996, 30.5% in 1995 and (20.7%) in 1994 and the U.S. statutory rate is as follows (in thousands):
-------------------------------------------------------------------------------
Years Ended December 31,                   1996          1995           1994
-------------------------------------------------------------------------------
Tax at U.S. statutory rate              $(4,559)         $899          $(846)
State taxes, net of federal benefit        (280)          149             (7)
Tax exempt income                            --            --            (38)
Fuel tax credits                           (454)         (515)            --
Goodwill amortization                     2,306           150            135
Meals and entertainment                      94           105            101
Other individually immaterial items         (43)           (5)           155
-------------------------------------------------------------------------------
        Total Federal and State         $(2,936)         $783          $(500)
-------------------------------------------------------------------------------
As of December 31, 1996, the Company has federal alternative minimum tax credit carryforwards of approximately $2,327,000 which have no expiration date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (in thousands):
-------------------------------------------------------------------------
Years Ended December 31,                              1996        1995
-------------------------------------------------------------------------
Deferred tax assets:
     Alternative minimum tax credit carryforwards     $2,327     $1,744
     Deferred compensation                               340        306
     Allowance for doubtful accounts                     403        421
     Vacation accruals                                   636        595
     Restructuring accruals                            3,145         --
     Unrecognized loss on property                        --         --
     Other individually immaterial items                 424        454
--------------------------------------------------------------------------
         Total deferred tax assets                    $7,275     $3,520
--------------------------------------------------------------------------
Deferred tax liabilities:
     Tax over book depreciation                      $   532    $   352
     Tax accounting method changes                        70        102
     Payment liabilities deducted                        108        116
     Supplies                                            110        110
--------------------------------------------------------------------------
         Total deferred tax liabilities              $   820    $   680
--------------------------------------------------------------------------
Total net deferred tax assets                         $6,455     $2,840
--------------------------------------------------------------------------

13. QUARTERLY DATA (UNAUDITED)

 ----------------------------------------------------------------------------------------------------------------------------------
 (In thousands                                                                  First           Second        Third        Fourth
 except per share amounts)                                                     Quarter         Quarter       Quarter       Quarter
 ----------------------------------------------------------------------------------------------------------------------------------
1995
Gross revenue .........................................................       $ 30,369       $ 31,116       $ 32,106       $ 28,951
Net revenue ...........................................................         26,276         26,453         26,636         24,044
Income from operations ................................................            528            985            816            126
Net income ............................................................            397            711            650             28
Income per share ......................................................       $   0.05       $   0.09       $   0.08       $   0.01
------------------------------------------------------------------------------------------------------------------------------------
1996
Gross revenue .........................................................       $ 28,564       $ 35,881       $ 36,416       $ 36,765
Net revenue ...........................................................         24,607         30,542         31,560         30,996
Income (loss) from operations .........................................            119            790            582        (13,762)
Net income (loss) .....................................................             34            365            259        (10,749)
Income (loss) per share ...............................................       $   0.01       $   0.05       $   0.03       $  (1.26)
-----------------------------------------------------------------------------------------------------------------------------------

Historically, the Company's net revenue is adversely affected in the first quarter of each year, primarily as a result of restricted field work due to weather conditions.

The Board of Directors and Shareholders
EMCON

We have audited the accompanying consolidated balance sheets of EMCON as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCON at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       Ernst & Young LLP

San Francisco, California
February 6, 1997

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1996.

Item 11.      EXECUTIVE COMPENSATION

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1996.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1996.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                                             Page

(a)(1)    Financial Statements                                             18

(a)(2)    Schedule II - Valuation and Qualifying Accounts                  40

(b)       Reports on Form 8-K                                              --

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)       Index to Exhibits                                                41

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

                                         EMCON

Dated:        3/28/97            By     /s/ Eugene M. Herson
             ---------                  --------------------
                                        Eugene M. Herson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                        Title                             Date
    ---------                        -----                             ----
/s/Dougals P. Crane     Chairman of the Board and Director        March 28, 1997
--------------------
Douglas P. Crane

/s/Eugene M. Herson     President, Chief Executive Officer        March 28, 1997
--------------------    and Director (Principal Executive
Eugene M. Herson        Officer)


/s/R. Michael Momboisse  Chief Financial Officer,                 March 28, 1997
-----------------------  Vice President - Legal and
R. Michael Momboisse     Secretary (Principal Financial
                         and Accounting Officer)

/s/Donald R. Andres      Vice President and Director               March28, 1997
--------------------
Donald R. Andres

/s/Richard A. Peluso     Vice President and Director              March 28, 1997
---------------------
Richard A. Peluso

                         Director                                 March __, 1997
-----------------------
Donald R. Kerstetter

/s/Jack M. Marzluft      Director                                 March 28, 1997
--------------------
Jack M. Marzluft

/s/Peter Vardy           Director                                  March 28 1997
---------------
Peter Vardy

                                   SCHEDULE II

                                      EMCON
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                                              Additions
                                  Balance     Charged to                Balance
                                at Beginning  Costs and                 at End
                                 of Period     Expenses   Write-offs   of Period
                                ------------  ---------   ----------   ---------
Allowance for
Doubtful Accounts:

Year Ended
December 31, 1994 .........      $   480      $ 2,889      $(2,394)      $   975

Year Ended
December 31, 1995 .........      $   975      $   765      $  (688)      $ 1,052

Year Ended
December 31, 1996 .........      $ 1,052      $ 1,985      $(2,086)      $   951


                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                                                                  Page
-----                                                               -----------

2.1    Stock Purchase  Agreement dated January 30, 1996, among Organic     *
       Waste  Technologies,  Inc. ("OWT"),  Registrant and the selling
       shareholders  and   optionholders   of  OWT,   incorporated  by
       reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996, (the "March 1996 8-K").

3.1    Articles  of   Incorporation,   as  amended,   incorporated  by     *
       reference from Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No. 33-16337) effective September
       16, 1987 (the "Form S-1 Registration Statement").

3.2    Certificate of Amendment of Restated  Articles of Incorporation     *
       as  filed  on May 24,  1988,  incorporated  by  reference  from
       Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988 10-K").

3.3    Certificate of Amendment of Restated  Articles of Incorporation     *
       as  filed  on June 4,  1991,  incorporated  by  reference  from
       Exhibit 4.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991 (the "June 1991 10-Q").

3.4    Bylaws, as amended,  incorporated by reference from Exhibit 4.2     *
       of the June 1991 10-Q.

10.1   EMCON  1986   Incentive   Stock  Option  Plan  and   Amendment,     *(1)
       incorporated  by reference  *(1) from Exhibit 10.15 of the Form
       S-1 Registration Statement.

10.2   Form  of  Agreement  pursuant  to  Salary   Continuation  Plan,     *(1)
       incorporated  by *(1)  reference from Exhibit 10.17 of the Form
       S-1 Registration Statement.

10.3   Schedule identifying Agreements pursuant to Salary Continuation     44(1)
       Plan between

10.4   Form of Indemnity  Agreement between the Registrant and each of     *
       the  Registrant's  officers  and  directors,   incorporated  by
       reference from Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the
       "1988 10-K").

10.5   EMCON 1988 Stock Option Plan,  amended by shareholder  approval     *(1)
       on May  25,1994,  *(1)  including  form of  Nonqualified  Stock
       Option Agreement (Outside Directors), incorporated by reference from Exhibit 10.9 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30, 1994
       10-Q").

10.6   EMCON Employee Stock  Purchase Plan  incorporated  by reference     *(1)
       from Exhibit 10.10 of the Registrant's Quarterly Report on Form
       10-Q for the fiscal quarter ended June 30, 1995.

                                                                    Sequentially
Exhibit                                                               Numbered
Number           INDEX TO EXHIBITS (Continued)                          Page
-----                                                               -----------
10.7   EMCON  Restricted  Stock Plan  incorporated  by reference  from     *(1)
       Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.8   EMCON Deferred  Compensation  Plan  effective  January 1, 1994,     *(1)
       incorporated   by   reference   from   Exhibit   10.12  of  the
       Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

10.9   Trust  Agreement for the EMCON Deferred  Compensation  Plan and     *(1)
       Salary Continuation Plan Trust dated February 19, 1994, between Registrant and Wells Fargo Bank, N.A. incorporated by reference from Exhibit 10.13 of the 1993 10-K.

 10.10 Agreement   between  Eugene  M.  Herson  and  Registrant  dated     *(1)
       November 30, 1995, incorporated by reference from Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").

10.11  Agreement  between R. Michael  Momboisse and  Registrant  dated     *(1)
       November 10, 1995, incorporated by reference from Exhibit 10.22 of the 1995 10-K..

10.12  Credit  Agreement  between  The Bank of  California,  N.A.  and     *
       Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.2 of the March 1996 8-K.

10.13  Security  Agreement  between The Bank of  California,  N.A. and     *
       Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.3 of the March 1996 8-K.

10.14  Pledge  Agreement  between  The Bank of  California,  N.A.  and     *
       Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.4 of the March 1996 8-K.

10.15  Eurodollar   Rate   Option   Agreement   between  The  Bank  of     *
       California, N.A. and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.5 of the March 1996
       8-K.

 10.16  Fixed Rate  Amortization  Option Agreement  between The Bank of    *
       California, N.A. and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.6 of the March 1996
       8-K.

10.17  Note Agreement among the Registrant, OWT, and certain employees     *
       of OWT , * incorporated by reference from Exhibit 10.1 of the March 1996 8-K.

10.18  Rescission and Reformation  Agreement dated effective  November     45
       1, 1996 among EMCON, OWT, and certain employees of OWT.

10.19  New Note  Agreement  dated  effective  November  1, 1996  among     66
       EMCON, OWT and certain employees of OWT.

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number           INDEX TO EXHIBITS (Continued)                       Page
--------------                                                      -----------
10.20  Asset Purchase  Agreement  between Yolo Energy Partners,  Inc.,     78
       Yolo  Landfill  Gas  Corporation,  EMCON,  Yolo  Neo  LLC,  and
       Minnesota Methane LLC dated December 31, 1996.

10.21  Second  Amendment to Credit  Agreement dated effective  January     111
       27, 1997 among EMCON and Union Bank of California, N.A. (formerly known as The Bank of California, N.A.)

10.22  Acquisition  Agreement  between  EMCON  and  its  wholly  owned     112
       subsidiary,  Monterey  Landfill  Gas  Corporation  and  Biomass
       Energy Partners V, L.P., dated March 6, 1997

10.23  Third  Amendment to Credit  Agreement dated effective March 27,     123
       1997 among EMCON and Union Bank of California, N.A. (formerly known as The Bank of California, N.A.)

11.1   Computation of Income (Loss) Per Share.                             124

21.1   Significant Subsidiaries of Registrant.                             125

23.1   Consent of Ernst & Young, LLP, Independent Auditors.                126

27     Financial Data Schedule, included herein.                           127


*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.