Form 10-Q
period 1997-03-31
EMCON
filed 1997-05-14
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


             California                                       94-1738964
 ----------------------------------                      ----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                           94402
---------------------------------------                     -------------
(Address of  principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (415) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,535,372 shares of Common Stock Issued and Outstanding as of May 13, 1997.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997




                                                                         Page
                                                                        Number

FACING SHEET..........................................................     1

TABLE OF CONTENTS.....................................................     2

PART I.   FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Balance Sheets -
                 March 31, 1997 and December 31, 1996.................     3

                 Consolidated Statements of Income -
                 Three months ended March 31, 1997 and 1996...........     4

                 Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1997 and 1996...........     5

                 Notes to Consolidated Financial Statements...........     6

   Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....     9

PART II.   OTHER INFORMATION..........................................     12

Signatures............................................................     13

Index to Exhibits.....................................................     14


                                      EMCON
                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         March 31,      December 31,
                                                                                                           1997             1996
(In thousands, except share amounts)                                                                    (Unaudited)      (Audited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ....................................................................            $ 7,901            $ 5,331
Accounts receivable, net of allowance for doubtful accounts of $1,226
     and $951 at March 31, 1997 and December 31, 1996, respectively ..........................             34,615             32,860
Costs and estimated earnings in excess of billings on
     uncompleted contracts ...................................................................              1,250                904
Prepaid expenses and other current assets ....................................................              4,965              4,425
Assets held for sale .........................................................................               --                9,382
                                                                                                          -------            -------

    Total Current Assets .....................................................................             48,731             52,902

Net property and equipment, at cost ..........................................................             14,552             14,722

Other assets .................................................................................              7,811              4,800
Deferred tax assets ..........................................................................              4,818              4,818
Goodwill, net of amortization ................................................................             12,596             12,716
Other intangible assets, net of amortization .................................................                905                954
                                                                                                          -------            -------

    Total Assets .............................................................................            $89,413            $90,912
                                                                                                          =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable .............................................................................            $ 4,527            $ 5,483
Accrued payroll and related benefits .........................................................              3,671              6,020
Other accrued liabilities ....................................................................              5,333              4,454
Billings in excess of costs and estimated earnings
     on uncompleted contracts ................................................................              1,283                 94
Long-term obligations due within one year ....................................................              2,226              2,250
                                                                                                          -------            -------

    Total Current Liabilities ................................................................             17,040             18,301

Long-term debt ...............................................................................             14,023             14,667
 Other noncurrent obligations ................................................................              1,810              2,132

Commitments and contingencies ................................................................               --                 --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding .........................................................               --                 --
Common stock, no par value, 15,000,000 shares authorized;
    8,535,372 and 8,512,688 shares issued and outstanding at
    March 31, 1997 and December 31, 1996, respectively .......................................             42,059             42,001
Retained earnings ............................................................................             14,481             13,811
                                                                                                          -------            -------

    Total Shareholders' Equity ...............................................................             56,540             55,812
                                                                                                          -------            -------

    Total Liabilities and Shareholders' Equity ...............................................            $89,413            $90,912
                                                                                                          =======            =======

See accompanying notes

                                      EMCON

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31,
                                                           ------------------
(In thousands, except per share amounts)                   1997          1996

-------------------------------------------------------------------------------
Gross revenue ....................................      $ 31,363       $ 28,564
Outside services, at cost ........................         3,782          3,957
                                                        --------       --------

   Net revenue ...................................        27,581         24,607

Costs and expenses:
   Direct expenses ...............................        12,606          9,689
   Indirect expenses .............................        14,226         14,799
   Restructuring .................................           (75)          --
   Loss on disposition of laboratory .............           333           --
   Gain on sale of assets ........................          (826)          --
                                                        --------       --------

   Income from operations ........................         1,317            119

Interest income (expense), net ...................          (237)           (22)
Equity in gain (loss) of affiliates ..............            18            (22)
Minority interest ................................           (35)           (22)
                                                        --------       --------

Income before provision for income taxes .........         1,063             53

Provision for income taxes .......................           372             19
                                                        --------       --------

Net income .......................................      $    691       $     34
                                                        ========       ========

Income per share .................................      $   0.08       $   0.01
                                                        ========       ========





See accompanying notes

                                      EMCON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Three months ended
                                                                                                                    March 31,
                                                                                                              -------------------
Increase (decrease) in cash and cash equivalents (in thousands)                                               1997           1996
-----------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income ......................................................................................        $   691         $    34
   Adjustments to reconcile net income to net cash
     used for operating activities:
     Depreciation and amortization .................................................................          1,044           1,463
     Gain (loss) on sale/disposal of property and equipment ........................................           (142)             29
     Loss on disposition of laboratories ...........................................................            333            --
     Gain on disposition of assets .................................................................           (826)           --
     Increase in salary continuation plan ..........................................................             17              11
     Changes in operating assets and liabilities:
       Accounts receivable .........................................................................         (1,755)             (8)
       Prepaid expenses and other current assets ...................................................           (450)           (902)
       Other assets ................................................................................           (147)           (384)
       Accounts payable ............................................................................           (416)           (472)
       Accrued payroll and related benefits ........................................................         (1,247)           (241)
       Other accrued liabilities ...................................................................          1,793             272
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash used for operating activities ..........................................................         (1,105)           (198)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment .............................................................         (1,157)           (621)
   Maturities of available for sale securities .....................................................           --               514
   Acquisitions,  net of cash acquired .............................................................           --            (4,007)
   Net cash on disposition of laboratory ...........................................................          3,794            --
   Net cash from disposition of assets .............................................................            840            --
   Proceeds from sale of property and equipment ....................................................            512               6
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities ............................................          3,989          (4,108)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Dividend payments ...............................................................................            (21)           --
   Payment of current and noncurrent obligations ...................................................           (619)           (152)
   Issuance of common stock for cash ...............................................................             76             527
   Proceeds of new debt obligation .................................................................            250            --
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities ............................................           (314)            375
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ...................................................          2,570          (3,931)
Cash and cash equivalents, beginning of year .......................................................          5,331           9,451
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period ...........................................................        $ 7,901         $ 5,520
-----------------------------------------------------------------------------------------------------------------------------------


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

     These financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1996.

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-off of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the quarter ended March 31, 1997, $98,000 relating to the restructuring were incurred and charged against the established reserve. At March 31, 1997, $940,000 of accrued restructuring costs, net of a $75,000 reduction due to earlier than anticipated subleasing of abandonded office space, remained and were included in other accrued liabilities. To-date, $217,000 of restructuring costs related to these actions have been incurred.

    In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan which included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the quarter ended March 31, 1997, $27,000 of cash charges related to the 1994 restructuring were incurred and charged against the established reserve, bringing the reserve to a zero balance. To-date, $1,169,000 of restructuring costs related to these actions have been incurred.

3.   Acquisition

     On February 29, 1996, EMCON acquired all of the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management.

     The following  summarizes  the unaudited pro forma net revenue,  net income
     (loss) and net income (loss) per share for the combined company for the three month periods ended March 31, 1997 and 1996 had the acquisition occurred at the beginning of each period presented.

                                                    (unaudited)
                                             Three months ended March 31,
                                             ----------------------------
       (in thousands)                        1997                 1996
       ----------------------------------------------------------------------
       Net revenue                         $27,581              $27,506
       Net income (loss)                       691                 (282)
       Income (loss) per share             $  0.08             $ (0.03)
       -------------------------------------------------------------------

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

6.   Income Per Share

    Income per share for the three months ended March 31, 1997 is based on the weighted common and dilutive common equivalent shares outstanding using the treasury stock method. Common equivalent shares include shares issuable under the Company's stock option plans. Primary and fully diluted earnings per share are substantially the same.

    Income per share for the three months ended March 31, 1996 is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to the primary earnings per share for the first quarter ended March 31, 1997 and a $0.01 decrease to the primary earnings per share for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

7.   Other

    In 1994, the Company converted to a fifty-two/fifty-three week fiscal year which will result in a fifty-two week year in 1997. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar period.

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue for the first quarter of 1997 totalled $27,581,000, a 12.1% increase from $24,607,000 for the first quarter of 1996. The increase in net revenue is due in part to the inclusion of OWT for all of the first quarter of 1997, as compared to only one month of the first quarter of 1996 following its acquisition on February 29, 1996. Excluding the net revenue contribution of OWT ($6,417,000 and $1,675,000 in the quarters ended March 31, 1997 and 1996, respectively), net revenue for the quarter totalled $21,164,000; a 7.7% decrease from net revenue of $22,932,000 in the first quarter of 1996. The decrease in net revenue is primarily attributable to lower demand for the Company's professional services in the Company's South and Southwest areas combined with the planned reduction in headcount companywide throughout 1996, offset in part by stronger demand for such services in the Company's North and Northwest areas.

DIRECT EXPENSES. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses as well as direct labor and materials for in-house laboratory testing and construction activities. Direct expenses for the first quarter of 1997 totalled $12,606,000, a 30.1% increase from the $9,689,000 for the same period in 1996. Excluding the impact of OWT, direct expenses for the quarter totalled $8,105,000, a 5.1% decrease compared to direct expenses of $8,544,000 in the first quarter of 1996. Excluding the impact of OWT, direct expenses as a percent of net revenue increased to 38.3% in the first quarter of 1997 compared to 37.3% in the first quarter of 1996.

INDIRECT EXPENSES. Indirect expenses include salary compensation for nonbillable hours for professional, technical and administrative staff, and general administrative expenses such as rent, bonuses, benefits, insurance, legal and depreciation. Indirect expenses for the first quarter of 1997 totalled $14,226,000, a 3.9% decrease from indirect expenses of $14,799,000 in the first quarter of 1996. Excluding the impact of OWT, indirect expenses for the quarter totalled $12,648,000, a 12.5% decrease compared to indirect expenses of $14,459,000 in the first quarter of 1996.

Excluding the impact of OWT, indirect expenses as a percent of net revenue decreased to 59.7% in the first quarter of 1997 compared to 63.1% in the first quarter of 1996. The decrease was attributable to improved utilization of technical and professional staff as well as the positive impact of cost containment and restructuring measures put in place at the end of 1996.

ADJUSTMENT OF RESTRUCTURING ACCRUAL. During the first quarter of 1997, the Company reversed an accrual of $75,000 made as part of the restructuring actions taken in the fourth quarter of 1996. The year end accrual was revised to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space.

LOSS ON DISPOSITION OF LABORATORY. During the first quarter of 1997, the Company completed the sale of its laboratory subsidiary, Columbia Analytical Services, Inc. ("CAS"), to the employees of CAS for $4,000,000 in cash, CAS promissory notes for $3,219,000 and a continuing preferred stock interest in CAS valued at $500,000. The Company paid to CAS $206,000 in cash for retired employee contracts and for accelerated vesting of stock options and other non vested stock rights. In anticipation of completing the sale, the Company recognized impairment in the value of its investment in CAS of $3,327,000 at the end of 1996. As a result of several pre closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of $333,000.

GAIN ON SALE OF ASSETS. During the quarter ended March 31, 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project of $826,000.

INCOME FROM OPERATIONS. Income from operations for the first quarter of 1997 was $1,317,000 compared to $119,000 during the comparable period last year.

INTEREST INCOME (EXPENSES) NET. The Company recorded interest expense, net of interest income of $237,000 in the first quarter of 1997 compared to $22,000 in the comparable quarter last year. The increase was due primarily to increases in long term debt incurred for purposes of financing the acquisition of OWT in February of 1996 and the subsequent expansion of one of OWT's landfill gas-to-energy projects.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company financed its operations principally from cash and marketable securities on hand, cash generated from the disposition of assets, and from the return on investment on its cash, cash equivalents and marketable securities. Net cash used for operating activities during the first quarter of 1997 was $1,105,000. At March 31, 1997, the Company had cash and cash equivalents of $7,901,000.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1997. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

The Company invested $1,157,000 in the first quarter of 1997 in additions to property and equipment; mainly computers, field equipment and the expansion of its equipment fabrication facilities.

The Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 4.     Not applicable.

Item 5.           Other Information

       On April 30, 1997, EMCON acquired all of the outstanding equity of National Earth Products, Inc. ("NEP") for cash of $860,780 and the issuance of EMCON's convertible promissory notes in the aggregate principal amount of $800,000. Approximately 50% of the convertible notes are due on May 1, 2000 with the balance due on May 1, 2002. The indebtedness bears interest at the rate of 8% per annum and is convertible into EMCON Common Stock at a conversion price of $6.50 per share. The former shareholders of NEP are also eligible to receive additional earn out payments in each of the three twelve month periods immediately following the acquisition; which earn out payments are tied to the financial performance of NEP. NEP is a Pennsylvania-based solid waste construction company with specialized expertise in securing and processing natural landfill cover and liner materials, such as dirt and clay.

Item 6.           Exhibits and Reports

(a)   Exhibits - See Index to Exhibits on Page 14

(b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 14, 1997                 EMCON


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

                                                                   Sequentially
Exhibit                                                               Numbered
Number            INDEX TO EXHIBITS                                     Page
---------        ----------------------------                          ------

2.1       Stock Purchase  Agreement  dated January 30, 1996,               *
          among Organic Waste  Technologies,  Inc.  ("OWT"),
          Registrant and the selling shareholders and option holders of OWT, incorporated by reference from
          Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996, (the "March 1996 8-K").

2.2       Asset  Purchase   Agreement  between  Yolo  Energy               *
          Partners,  Inc.,  Yolo  Landfill Gas  Corporation,
          EMCON, Yolo Neo LLC, and Minnesota Methane LLC dated December 31, 1996, incorporated by reference from Exhibit 10.20 of the Annual Report on Form
          10-K for the fiscal year ended  December  31, 1996
          (the "1996 10-K").

2.3       Acquisition Agreement between EMCON and its wholly               *
          owned    subsidiary,    Monterey    Landfill   Gas
          Corporation, and Biomass Energy Partners V, L.P., dated March 6, 1997, incorporated by reference from Exhibit 10.22 of the 1996 10-K.

 2.4      Stock Purchase Agreement dated April 4, 1997 among               18
          Registrant,  Columbia  Analytical  Services,  Inc.
          (`CAS"),  Northwest  Trust as  trustee  of the CAS
          Employee Stock Ownership Trust and certain senior management employees of CAS.

 2.5      Stock  Purchase  Agreement  dated  April 30,  1997               43
          among  Registrant,  OWT,  National Earth Products,
          Inc. ("NEP") and the selling stockholders of NEP.

 3.1      Articles    of    Incorporation,    as    amended,               *
          incorporated by referenc from Exhibit 3.1 of the Registrant's Registration Statement on Form S-1
          (File No. 33-16337)  effective  September 16, 1987
          (the "Form S-1 Registration Statement").

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

                                                                  Sequentially
Exhibit                                                               Numbered
Number        INDEX TO EXHIBITS (Continued)                              Page
--------- --------------------------------------------                  ------

10.1      EMCON  1986   Incentive   Stock  Option  Plan  and               *(1)
          Amendment,  incorporated by reference from Exhibit
          10.15 of the Form S-1 Registration Statement.

10.2      Form of Agreement pursuant to Salary  Continuation               *(1)
          Plan, incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

10.3      Schedule identifying Agreements pursuant to Salary               81(1)
          Continuation Plan between Registrant and certain employees.

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

10.8      EMCON Deferred Compensation Plan effective January               *(1)
          1, 1994,  incorporated  by reference  from Exhibit
          10.12 of the  Registrant's  Annual  Report on Form
          10-K for the fiscal year ended  December  31, 1993
          (the "1993 10-K").

10.9      Trust    Agreement   for   the   EMCON    Deferred               *(1)
          Compensation  Plan and  Salary  Continuation  Plan
          Trust dated February 19, 1994,  between Registrant
          and  Wells  Fargo  Bank,   N.A.   incorporated  by
          reference  from  Exhibit  10.13 of the 1993  10-K.

10.10     Agreement  between Eugene M. Herson and Registrant               *(1)
          dated November 30, 1995, incorporated by reference from Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the fiscal year ended December
          31, 1995 (the "1995 10-K").

                                                                   Sequentially
Exhibit                                                               Numbered
Number          INDEX TO EXHIBITS (Continued)                           Page
------         --------------------------------                         ------

 10.12    Credit  Agreement  between The Bank of California,               *
          N.A. and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.2 of the March 1996 8-K.

10.13     Security Agreement between The Bank of California,               *
          N.A. and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.3 of the March 1996 8-K.

10.14     Pledge  Agreement  between The Bank of California,               *
          N.A. and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.4 of the March 1996 8-K.

10.15     Eurodollar Rate Option Agreement  between The Bank               *
          of California,  N.A. and Registrant dated February
          29, 1996,  incorporated  by reference from Exhibit
          10.5 of the March 1996 8-K.

10.16     Fixed Rate  Amortization  Option Agreement between               *
          The Bank of California,  N.A. and Registrant dated
          February 29, 1996,  incorporated by reference from
          Exhibit 10.6 of the March 1996 8-K.

10.17     Note  Agreement  among the  Registrant,  OWT,  and               *
          certain   employees  of  OWT  ,   incorporated  by
          reference from Exhibit 10.1 of the March 1996 8-K.

10.18     Rescission   and   Reformation   Agreement   dated               *
          effective  November 1, 1996 among EMCON,  OWT, and
          certain   employees   of  OWT,   incorporated   by
          reference from Exhibit 10.18 of the 1996 10-K.

10.19     New Note  Agreement  dated  effective  November 1,               *
          1996 among EMCON, OWT and certain employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.*

10.20     Second   Amendment  to  Credit   Agreement   dated               *
          effective  January  27, 1997 among EMCON and Union
          Bank of California,  N.A.  (formerly  known as The
          Bank  of  California,   N.A.),   incorporated   by
          reference from Exhibit 10.21 of the 1996 10-K.

10.21     Third   Amendment   to  Credit   Agreement   dated               *
          effective  March 27,  1997  among  EMCON and Union
          Bank of California,  N.A.  (formerly  known as The
          Bank  of  California,   N.A.),   incorporated   by
          reference from Exhibit 10.23 of the 1996 10-K.

10.22     Convertible  Notes  dated April 30, 1997 issued by               82
          EMCON to Dennis Grimm and Charles Gearhart in the principal amounts of $400,798.40 and $399,201.60, respectively.

                                                                   Sequentially
Exhibit                                                                Numbered
Number          INDEX TO EXHIBITS (Continued)                            Page
--------- --------------------------------------------                  ------


10.23     Lease Agreement dated April 4, 1997, between EMCON               96
          and Columbia Analytical Services, Inc.

11.1      Computation of Income (Loss) Per Share.                          127

27        Financial Data Schedule, included herein.                        128

*   Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.