Form 10-Q/A
period 1997-03-31
EMCON
filed 1997-05-28
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A
                                (Amendment No. 2)

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

                    INFORMATION TO BE INCLUDED IN THE REPORT
                                Amendment No. 2

     The undersigned registrant hereby amends the following items of its Form 10-Q for the period ended March 31, 1997: Amendment No. 1 on Form 10Q/A filed with the Securities and Exchange Commission on May 22, 1997 inadvertently omitted the necessary signature page. Exhibit 11.1 is amended and restated as follows:

                                  EXHIBIT 11.1

                                      EMCON
                         COMPUTATION OF INCOME PER SHARE
                      (In thousands except per share data)


                                                                                                             Three months ended
                                                                                                                  March 31,

                                                                                                          1997                 1996
                                                                                                          ----                 ----

Net income ...............................................................................               $  691               $   34
 Proforma interest income related to modified
  treasury stock method ..................................................................                  N/A                   48
                                                                                                         ------               ------

Adjusted net income ......................................................................               $  691               $   82
                                                                                                         ======               ======

Weighted average number of common shares
 outstanding during the period ...........................................................                8,535                8,457

Common and common equivalent shares outstanding
 for the purpose of calculating primary net income per share .............................                8,472                  N/A
Common equivalent shares from outstanding
 stock options using the modified treasury
 stock method ............................................................................                  N/A                  959
Incremental shares to reflect full dilution (1) ..........................................                    0                    0
                                                                                                         ------               ------

Total shares for purposes of calculating diluted
 income per share (1) ....................................................................                8,472                9,416
                                                                                                         ======               ======

Primary income per share .................................................................               $ 0.08               $ 0.01
                                                                                                         ======               ======

Fully diluted income per share ...........................................................               $ 0.08               $ 0.01
                                                                                                         ======               ======

-----------------------

(1) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although not required by footnote 2 to paragraph 14 to APB opinion No. 15, because it results in dilution of less than 3%.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                              EMCON



Date:   May 27, 1997          By:  /s/ R. Michael Momboisse
        -------------         -------------------------------
                              R. Michael Momboisse
                              Chief Financial Officer and
                              Vice President - Legal