Form 10-Q
period 1997-06-30
EMCON
filed 1997-08-11
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


             California                                  94-1738964
 ----------------------------------                  --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California
                                                           94402
------------------------------------                    ------------
(Address of  principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (650) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]          No [  ]

8,514,330 shares of Common Stock Issued and Outstanding as of July 31, 1997.

                                      EMCON

                                      INDEX
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                        Page
                                                                       Number

FACING SHEET.........................................................     1

TABLE OF CONTENTS....................................................     2

PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996....................     3

              Consolidated Statements of Income -
              Three months and six months ended
              June 30, 1997 and 1996.................................     4

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 1997 and 1996................     5

              Notes to Consolidated Financial Statements.............     6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of  Operations.........     9

PART II.   OTHER INFORMATION.........................................    12

Signatures...........................................................    13

Index to Exhibits....................................................    14




                                      EMCON
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          June 30,      December 31,
                                                                                                            1997           1996
(In thousands, except share amounts)                                                                     (Unaudited)    (Audited)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents ......................................................................           $ 3,120      $ 5,331
Accounts receivable, net of allowance for doubtful accounts of $1,275
   and $951 at June 30,1997 and December 31, 1996, respectively ................................            37,890       32,860
Costs and estimated earnings in excess of billings on uncompleted
   contracts ...................................................................................             1,833          904
Prepaid expenses and other current assets ......................................................             5,914        4,425
Assets held for sale ...........................................................................              --          9,382
                                                                                                           -------      -------

   Total Current Assets ........................................................................            48,757       52,902

Net property and equipment, at cost ............................................................            15,429       14,722

Other assets ...................................................................................             8,080        4,800
Deferred tax assets ............................................................................             4,818        4,818
Goodwill, net of amortization ..................................................................            13,922       12,716
Other intangible assets, net of amortization ...................................................               875          954
                                                                                                           -------      -------

   Total Assets ................................................................................           $91,881      $90,912
                                                                                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Accounts payable ...............................................................................           $ 6,467      $ 5,483
Accrued payroll and related benefits ...........................................................             3,683        6,020
Other accrued liabilities ......................................................................             5,242        4,454
Billings in excess of costs and estimated earnings
   on uncompleted contracts ....................................................................             3,566           94
Long-term obligations due within one year ......................................................             1,976        2,250
                                                                                                           -------      -------

   Total Current Liabilities ...................................................................            20,934       18,301

Long-term debt .................................................................................            11,957       14,667
Other noncurrent obligations ...................................................................             1,970        2,132

Commitments and contingencies ..................................................................              --           --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued
   or outstanding ..............................................................................              --           --
Common stock, no par value, 15,000,000 shares authorized; 8,533,830 and 8,512,688 shares issued and outstanding at June 30, 1997 and
   December 31, 1996, respectively .............................................................            42,054       42,001
Retained earnings ..............................................................................            14,966       13,811
                                                                                                           -------      -------

   Total Shareholders' Equity ..................................................................            57,020       55,812
                                                                                                           -------      -------

   Total Liabilities and Shareholders' Equity ..................................................           $91,881      $90,912
                                                                                                           =======      =======
See accompanying notes



                                      EMCON

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended                  Six months ended
                                                                              June 30,                            June 30,
                                                                    -------------------------------       ----------------------
(In thousands, except per share amounts)                                 1997            1996              1997             1996
--------------- -------------------------------------------------------------------------------------------------------------------

Gross revenue ..............................................         $ 33,114          $ 35,881          $ 64,477          $ 64,445
Outside services, at cost ..................................            8,647             5,339            12,429             9,296
                                                                     --------          --------          --------          --------

   Net revenue .............................................           24,467            30,542            52,048            55,149

Costs and expenses:
   Direct expenses .........................................           12,206            13,030            24,812            22,719
   Indirect expenses .......................................           11,177            16,722            25,403            31,521
   Restructuring ...........................................             --                --                 (75)             --
   Loss on disposition of laboratory .......................             --                --                 333              --
   Gain on sale of assets ..................................             --                --                (826)             --
                                                                     --------          --------          --------          --------

     Income from operations ................................            1,084               790             2,401               909

Interest income (expense), net .............................             (192)             (277)             (429)             (299)
Equity in gain (loss) of affiliates ........................               16               102                34                80
Minority interest ..........................................             (148)              (55)             (183)              (77)
                                                                     --------          --------          --------          --------

Income before provision for income taxes ...................              760               560             1,823               613

Provision for income taxes .................................              266               195               638               214
                                                                     --------          --------          --------          --------

Net income .................................................         $    494          $    365          $  1,185          $    399
                                                                     ========          ========          ========          ========

Income per share ...........................................         $   0.06          $   0.05          $   0.14          $   0.06
                                                                     ========          ========          ========          ========





See accompanying notes




                                      EMCON

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Six months ended
                                                                                                                    June 30,
                                                                                                     -------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                                               1997            1996
------------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net income ......................................................................................        $ 1,185         $   399
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization .................................................................          2,220           3,234
     Gain (loss) on sale/disposal of property and equipment ........................................            (15)             39
     Loss on disposition of laboratories ...........................................................            333               --
     Gain on disposition of assets .................................................................           (826)              --
     Increase in salary continuation plan ..........................................................             42              53
     Changes in operating assets and liabilities:
         Accounts receivable .......................................................................         (3,714)         (3,074)
         Prepaid expenses and other current assets .................................................         (1,940)           (950)
         Other assets ..............................................................................           (418)         (1,228)
         Accounts payable ..........................................................................            988            (306)
         Accrued payroll and related benefits ......................................................         (1,235)          1,094
         Other accrued liabilities .................................................................          3,854          (1,608)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) operating activities ............................................            474          (2,347)
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment .............................................................         (2,341)         (2,095)
   Maturities of available for sale securities .....................................................             --             514
   Acquisitions,  net of cash acquired .............................................................           (858)         (3,827)
   Net cash on disposition of laboratory ...........................................................          3,794               --
   Net cash from disposition of assets .............................................................            840               --
   Proceeds from sale of property and equipment ....................................................            114              70
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities ............................................          1,549          (5,338)
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Dividend payments ...............................................................................            (30)           --
   Proceeds of new debt obligations ................................................................             69           6,755
   Payment of current and noncurrent obligations ...................................................         (4,344)         (5,572)
   Issuance of common stock for cash ...............................................................             71             543
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used for) financing activities ............................................         (4,234)          1,726
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents ..............................................................         (2,211)         (5,959)
Cash and cash equivalents, beginning of year .......................................................          5,331           9,451
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period ...........................................................        $ 3,120         $ 3,492
------------------------------------------------------------------------------------------------------------------------------------


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

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-offs of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the six months ended June 30, 1997, $131,000 relating to the restructuring were incurred and charged against the established reserve. At June 30, 1997, $907,000 of accrued restructuring costs, net of a $75,000 reduction due to earlier than anticipated subleasing of abandoned office space, remained and were included in other accrued liabilities. To-date, $250,000 of restructuring costs related to these actions have been incurred. All remaining actions are expected to be substantially completed by the third quarter of 1997.

     In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan that included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the six months ended June 30, 1997, $27,000 of cash charges related to the restructuring were incurred and charged against the established reserve, bringing the reserve to a zero balance. To date, $1,169,000 of restructuring costs have been incurred with no additional cost anticipated.

3.   Acquisitions

     Effective May 1, 1997, Organic Waste Technology, Inc., a wholly owned subsidiary of EMCON, acquired all of the equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania, based company with significant expertise in civil construction and soils processing around landfills. NEP was acquired for $933,000 in cash and $800,000 in notes payable. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,456,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of June 30, 1997, was approximately $10,000. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earnout goals over the next three years. This acquisition would not have had a material effect on net revenue, net income, or income per share, had it been effective at January 1, 1997.

     On February 29, 1996, EMCON acquired all of the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the six month period ended June 30, 1997 and 1996 had the acquisition of OWT occurred at the beginning of the period presented.

                                                    (unaudited)
                                                  Six months ended
                                                      June 30,
                                    ------------------------------------------
     (in thousands)                         1997                   1996
     -------------------------------------------------------------------------
     Net revenue                            $52,048                $58,048
     Net income                               1,185                     83
     Income per share                       $  0.14                $  0.02
     -------------------------------------------------------------------------

4.   Credit Agreement

     In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a long term basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1998.

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

6.   Income Per Share

     Income per share for the three months and six months ended June 30, 1997 is based on the weighted common and dilutive common equivalent shares outstanding using the treasury stock method. Common equivalent shares include shares issuable under the Company's stock option plans. Primary and fully diluted earnings per share are substantially the same.

     Income per share for the three months and six months ended June 30, 1996 is based on the weighted average number of common and dilutive common equivalent share outstanding using the modified treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to the primary earnings per share for the three months and six months ended June 30, 1997 and a $0.01 decrease and a $0.02 decrease to the primary earnings per share for the three month and six months ended June 30, 1996, respectively. The impact of Statement 128 on the calculation of the fully diluted earnings per share for these periods is not expected to be material.

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

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Current Year-to-Date versus Prior Year-to-Date.

Net Revenue: Net revenue for the first six months of 1997 totaled $52,048,000, a 5.6% decrease from $55,149,000 for the first six months of 1996. The decrease was due in part to the divestiture of the Company's laboratory subsidiary, Columbia Analytical Services, Inc. ("CAS"), at the end of the first quarter of 1997 (CAS contributed net revenue of $4,904,000 in the first six months of 1997 and $8,979,000 in the first six months of 1996 ), as well as lower demand for the Company's professional services in the Company's South and Southwest areas. The decrease in net revenue was offset in part by the growth of the Company's Operations and Construction ("EOC") Division from net revenue of $8,174,000 for the first six months of 1996 (following the acquisition of OWT on February 29, 1996) to $15,086,000 for the first six months of 1997.

Direct Expenses: Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses. Direct expenses for the first six months of 1997 totaled $24,812,000, a 9.2% increase compared to direct expenses of $22,719,000 for the first six months of 1996. Direct expenses as a percent of net revenue increased to 47.7% in the first six months of 1997 from 41.2% for the comparable period in 1996. The increase was due in large part to the shift in business mix resulting from the divestiture of CAS and the continued expansion of the EOC Division combined with higher utilization of professional staff.

Indirect Expenses: Indirect expenses include compensation for nonbillable hours of professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first six months of 1997 totaled $25,403,000, a 19.4% decrease compared to indirect expenses of $31,521,000 for the first six months of 1996. Indirect expenses as a percent of net revenue decreased to 48.8% in the first six months of 1997 from 57.2% for the comparable period in 1996. The decrease was due in part to the above-noted shift in business mix following the divestiture of CAS, the expansion of the EOC Division and the planned contraction of the Professional Services Division combined with the positive impact of cost containment and restructuring measures put in place at the end of 1996.

Adjustment of Restructuring Accrual: During the first quarter of 1997, the Company reversed an accrual of $75,000 made as part of the restructuring actions taken in the fourth quarter of 1996. The year end accrual was revised to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space.

Loss on Disposition of Laboratory: During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 and a continuing preferred stock interest in CAS valued at $500,000. The Company paid $206,000 in cash to CAS for retired employee contracts and for accelerated vesting of stock options and other non vested stock rights. In anticipation of completing the sale, the Company recognized impairment in the value of its investment in CAS of $3,327,000 at the end of 1996. As a result of several pre closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997 of $333,000.

Gain on Sale of Assets: During the quarter ended March 31, 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project of $826,000.

Income From Operations: Income from operations for the first six months of 1997 totaled $2,401,000, a 164.1% increase compared to $909,000 for the comparable period in 1996. Income from operations, as a percent of net revenue increased to 4.6% for the first six months of 1997 from 1.6% in the comparable period in 1996.

Interest Income (Expense) Net: The Company recorded interest expense, net of interest income of $429,000 and $299,000 for the first six months of 1997 and 1996, respectively. The increase was due primarily to the increase in long-term debt incurred for purposes of financing the acquisition of OWT in February of 1996 and the subsequent expansion of one of OWT's landfill gas-to-energy projects, as well as the acquisition of NEP which was effective on May 1, 1997.

Quarters Ended June 30, 1997 and 1996.

Net Revenue: For the quarter ended June 30, 1997, net revenue totaled $24,467,000, a 19.9% decrease from net revenue of $30,542,000 in the second quarter of 1996. The decrease in net revenue was attributable to the divestiture of CAS at the end of the first quarter of 1997 (CAS contributed net revenue of $5,269,000 in the second quarter of 1996), as well as lower demand for the Company's professional services in all but the Company's North area. The decrease in net revenue was offset in part by the continued growth of the EOC Division.

Direct Expenses: Direct expenses for the quarter ended June 30, 1997 totaled $12,206,000, a 6.3% decrease from direct expenses of $13,030,000 in the comparable period in 1996. Direct expenses as a percent of net revenue increased to 49.9% in the second quarter of 1997 from 42.7% in the comparable period in 1996. The increase was due to the shift in business mix resulting from the divestiture of CAS and the expansion of the EOC Division combined with higher utilization of professional staff.

Indirect Expenses: Indirect expenses for the quarter ended June 30, 1997 totaled $11,177,000, a 33.2% decrease from indirect expenses of $16,722,000 in the comparable period in 1996. Indirect expenses as a percent of net revenue decreased to 45.7% in the second quarter of 1997 from 54.8% in the comparable period in 1996. The decrease was largely due to the above-noted change in business mix following the divestiture of CAS, the expansion of the EOC Division and the planned contraction of the Professional Services Division combined with the positive impact of cost containment and restructuring measures put in place at the end of 1996.

Income from Operations: Income from operations for the quarter ended June 30, 1997 totaled $1,084,000, a 37.2% increase compared to income from operations of $790,000 in the comparable period in 1996. Income from operations as a percent of net revenue increased to 4.4% in the second quarter of 1997 from 2.6% in the comparable period in 1996. Interest Income (Expense) Net: The Company recorded interest expense net of interest income of $192,000 and $277,000 for the quarters ended June 30, 1997 and 1996, respectively. The net decrease was primarily attributable to a decrease in interest expense associated with a net decrease in the Company's long-term indebtedness and an increase in interest income earned on the note receivable from the CAS divestiture at the end of the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997 the Company financed its operations principally from cash on hand, cash generated from the disposition of assets, and from the return on investment of its cash and cash equivalents. Net cash provided by operating activities during the first six months of 1997 was $474,000.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1998. The credit agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

The Company invested $2,341,000 in the first six months of 1997 in additions to property and equipment; mainly computers, field equipment and the expansion of its equipment fabrication facilities.

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

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 3.     Not applicable.

Item 4.           Submission of  Matters to a Vote of Security-Holders

On May 29, 1997, the Annual Meeting of the Shareholders of EMCON was held at the Syracuse Room of the Holiday Inn Select, 1221 Chess Drive, Foster City, California. Of the 8,543,012 shares outstanding as of the record date, 7,006,679 shares were present or represented by proxies at the meeting.

Election of Directors. An election of directors was held with the following individuals being elected to the Board of Directors:

                                           For               Withheld
                                        ---------            --------
         Douglas P. Crane               6,799,943            206,736
         Eugene M. Herson               6,813,308            193,371
         Donald R. Andres               6,814,966            191,713
         Richard A. Peluso              6,836,048            170,631
         Jack M. Marzluft               6,700,562            306,117
         Donald R. Kerstetter           6,716,698            289,981
         Peter Vardy                    6,791,513            215,166


Ratification Of Appointment Of Independent Auditors. The shareholders voted to ratify the appointment of Ernst & Young LLP as EMCON's independent auditors for the fiscal year ending December 31, 1997. The proposal received 6,865,057 votes for, 123,678 votes against, and 17,944 abstentions.

Item 5.           Not Applicable

Item 6.           Exhibits and Reports

(a)  Exhibits - See Index to Exhibits on Page 14

(b)  Reports on Form 8-K - Not Applicable

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1997                     EMCON


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

                                      EMCON

                                INDEX TO EXHIBITS

2.1     Stock Purchase Agreement dated January 30, 1996, among            *
        Organic Waste Technologies, Inc. ("OWT"), Registrant and the selling shareholders and option holders of OWT, incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996, (the "March 1996 8-K").

2.2     Asset Purchase Agreement between Yolo Energy Partners,            *
        Inc., Yolo Landfill Gas Corporation, EMCON, Yolo Neo
        LLC, and Minnesota Methane LLC dated December 31, 1996, incorporated by reference from Exhibit 10.20 of the Annual Report on Form 10-K for the fiscal year ended
        December 31, 1996 (the "1996 10-K").

2.3     Acquisition Agreement  between EMCON and its wholly               *
        owned subsidiary, Monterey Landfill Gas Corporation, and Biomass Energy Partners V, L.P., dated March 6,
        1997, incorporated by reference from Exhibit 10.22 of the 1996 10-K.

2.4     Stock Purchase Agreement dated April 4, 1997 among                *
        Registrant, Columbia Analytical Services, Inc. (`CAS"),
        Northwest Trust as trustee of the CAS Employee Stock
        Ownership Trust and certain senior management employees of CAS, incorporated by reference from Exhibit 2.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (the "March 1997 10-Q").

2.5     Stock Purchase Agreement dated April 30, 1997 among               *
        Registrant, OWT, National Earth Products, Inc. ("NEP") and the selling stockholders of NEP, incorporated by reference from Exhibit 2.5 of the March 1997 10-Q.

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

3.3     Certificate of Amendment of Restated Articles of                  *
        Incorporation as filed on June 4, 1991, incorporate by reference from Exhibit 4.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1991
        (the "June 1991 10-Q").

3.4     Bylaws, as amended, incorporated by reference from                *
        Exhibit 4.2 of the June 1991 10-Q.

                                                                  Sequentially
Exhibit                                                             Numbered
Number                   INDEX TO EXHIBITS (Continued)                Page
--------                                                         --------------
10.1    EMCON 1986 Incentive Stock Option Plan and Amendment,         *(1)
        incorporated by reference from Exhibit 10.15 of the Form S-1 Registration Statement.

10.2    Form of Agreement pursuant to Salary Continuation Plan,       *(1)
        incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

10.3    Schedule identifying Agreements pursuant to Salary            *(1)
        Continuation Plan between Registrant and certain employees, incorporated by reference from Exhibit
        10.3 of the March 1997 10-Q.

10.4    Form of Indemnity Agreement between the Registrant             *
        and each of the Registrant's officers and directors, incorporated by reference from Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the "1988 10-K").

10.5    EMCON 1988 Stock Option Plan, amended by shareholder          *(1)
        approval on May 25,1994, including form of Nonqualified
        Stock Option Agreement (Outside Directors), incorporated by reference from Exhibit 10.9 of Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1994 (the "June 30, 1994 10-Q").

10.6    EMCON Employee Stock Purchase Plan incorporated by            *(1)
        reference from Exhibit 10.10 of the Registrant's Quarterly
        Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

10.7    EMCON Restricted Stock Plan incorporated by reference         *(1)
        from Exhibit 10.15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.8    EMCON Deferred Compensation Plan effective January 1,         *(1)
        1994, incorporated by reference from Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

10.9    Trust Agreement for the EMCON Deferred Compensation Plan      *(1)
        and Salary Continuation Plan Trust dated February 19, 1994, between Registrant and Wells Fargo Bank, N.A. incorporated by reference from Exhibit 10.13 of the 1993 10-K.

10.10   Agreement between Eugene M. Herson and Registrant dated       *(1)
        November 30, 1995, incorporated by reference from
        Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K").

                                                                  Sequentially
Exhibit                                                             Numbered
Number                   INDEX TO EXHIBITS (Continued)                Page
--------                                                          -------------
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

10.17      Note Agreement among the Registrant, OWT, and certain       *
           employees of OWT, incorporated by reference from
           Exhibit 10.1 of the March 1996 8-K.

10.18      Rescission and Reformation Agreement dated effective        *
           November 1, 1996 among EMCON, OWT, and certain employees of OWT, incorporated by reference from Exhibit 10.18 of the 1996 10-K.

10.19      New Note Agreement dated effective  November 1, 1996        *
           among EMCON, OWT and certain employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.

10.20      Second Amendment to Credit Agreement dated effective        *
           January 27, 1997 among EMCON and Union Bank of
           California, N.A. (formerly known as The Bank of
           California, N.A.), incorporated by reference from
           Exhibit 10.21 of the 1996 10-K.

10.21      Third Amendment to Credit Agreement dated effective         *
           March 27, 1997 among EMCON and Union Bank of California,
           N.A. (formerly known as The Bank of California, N.A.), incorporated by reference from Exhibit 10.23 of the 1996 10-K.

10.22      Convertible Notes dated April 30, 1997 issued by EMCON      *
           to Dennis Grimm and Charles Gearhart in the principal amounts of $400,798.40 and $399,201.60, respectively, incorporated by reference from Exhibit 10.22 of the March 1997 10-Q.

                                                                Sequentially
Exhibit                                                           Numbered
Number                 INDEX TO EXHIBITS (Continued)                Page
---------                                                    ------------------

10.23      Lease Agreement dated April 4, 1997, between EMCON         *
           and Columbia Analytical Services, Inc., incorporated by reference from Exhibit 10.23 of the March 1997
               10-Q.

10.24      Amendment 1997-I to EMCON Deferred Compensation Plan       18
           dated effective February 22, 1997.

10.25      Fourth Amendment to Credit Agreement dated effective       21
           June 24, 1997 among EMCON and Union Bank of California,
           N.A.

11.1       Computation of Income (Loss) Per Share.                    24

 27        Financial Data Schedule, included herein.                  25

*   Incorporated by reference

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c)of the instructions to Form 10-K.