Form 10-Q
period 1997-09-30
EMCON
filed 1997-11-12
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                         OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-16225

                                       EMCON

             (Exact name of Registrant as specified in its charter)


             California                                       94-1738964
 ----------------------------------                     ----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                           Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                           94402
----------------------------------------------               ------------
(Address of  principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: (650) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,572,465 shares of Common Stock Issued and Outstanding as of October 31, 1997.

                                      EMCON
                                TABLE OF CONTENTS
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                     Page
                                                                    Number

FACING SHEET........................................................   1

TABLE OF CONTENTS ..................................................   2

PART I.   FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996..........   3

                  Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1997 and 1996.......................   4

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1996.....   5

                  Notes to Consolidated Financial Statements........   6

   Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....    9

PART II.   OTHER INFORMATION........................................  12

Signatures..........................................................  13

Index to Exhibits...................................................  14


                                     EMCON
                          CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------- ------------------ ------------------
                                                                                  September 30,      December 31,
                                                                                      1997               1996
(In thousands, except share amounts)                                               (Unaudited)         (Audited)
------------------------------------------------------------------------------- ------------------ ------------------

ASSETS
Current Assets:
Cash and cash equivalents...................................................      $   4,062          $   5,331
Accounts receivable, net of allowance for doubtful accounts of $1,271
   and $951 at September 30, 1997 and December 31, 1996, respectively.......         41,550             32,860
Costs and estimated earnings in excess of billings on uncompleted
   contracts ...............................................................          2,248                904
Prepaid expenses and other current assets...................................          5,594              4,425
Assets held for sale .......................................................             --              9,382
                                                                                  ---------          ---------
   Total Current Assets ....................................................         53,454             52,902

Net property and equipment, at cost ........................................         15,371             14,722

Other assets  ..............................................................          8,135              4,800
Deferred tax assets ........................................................          4,818              4,818
Goodwill, net of amortization ..............................................         13,786             12,716
Other intangible assets, net of amortization ...............................            845                954
                                                                                  ---------          ---------
   Total Assets ............................................................        $96,409           $ 90,912
                                                                                  =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable  ..........................................................       $  9,336          $   5,483
Accrued payroll and related benefits .......................................          4,807              6,020
Other accrued liabilities ..................................................          5,775              4,454
Billings in excess of costs and estimated earnings
   on uncompleted contracts ................................................          2,945                 94
Long-term obligations due within one year ..................................          1,976              2,250
                                                                                  ---------          ---------
   Total Current Liabilities ...............................................         24,839             18,301

Long-term debt .............................................................         11,204             14,667
Other noncurrent obligations ...............................................          2,264              2,132

Commitments and contingencies ..............................................             --                 --

Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued
   or outstanding ..........................................................             --                 --
Common stock, no par value, 15,000,000 shares authorized; 8,572,465 and 8,512,688 shares issued and outstanding at September 30, 1997 and
   December 31, 1996, respectively .........................................         42,193             42,001
Retained earnings ..........................................................         15,909             13,811
                                                                                  ---------          ---------
   Total Shareholders' Equity  .............................................         58,102             55,812
                                                                                  ---------          ---------
   Total Liabilities and Shareholders' Equity ..............................       $ 96,409           $ 90,912
                                                                                  =========          =========

See accompanying notes


                                     EMCON

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                   Three months ended                    Nine months ended
                                                     September 30,                         September 30,
                                             -------------------------------      -------------   ------------
(In thousands, except per share amounts)          1997            1996                 1997            1996
--------------------------------------------------------------------------------------------------------------

Gross revenue ............................     $ 40,764        $ 36,416             $ 105,241        $100,861
Outside services, at cost ................       10,865           4,856                23,294          14,152
                                               --------        --------             ---------        --------
   Net revenue ...........................       29,899          31,560                81,947          86,709

Costs and expenses:
   Direct expenses .......................       15,916          14,894                40,728          37,613
   Indirect expenses .....................       12,194          16,084                37,597          47,605
   Restructuring .........................           --              --                   (75)             --
   Loss on disposition of laboratory .....           --              --                   333              --
   Gain on sale of assets ................           --              --                  (826)             --
                                               --------         -------              --------        --------
      Income from operations .............        1,789             582                 4,190           1,491

Interest income (expense), net ...........         (130)           (266)                 (559)           (565)
Equity in income (loss) of affiliates ....           63             121                    97             201
Minority interest ........................         (271)            (38)                 (454)           (115)
                                               --------         -------              --------        --------
Income before provision for income taxes..        1,451             399                 3,274           1,012

Provision for income taxes ...............          508             140                 1,146             354
                                               --------         -------              --------        --------
Net income ...............................     $    943         $   259              $  2,128        $    658
                                               ========         =======              ========        ========
Net income per share .....................     $   0.11         $  0.03              $   0.25        $   0.08
                                               ========         =======              ========        ========



See accompanying notes


                                     EMCON

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

------------------------------------------------------------------------------------ ------------------------------

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     --------------- --------------
Increase (decrease) in cash and cash equivalents (in thousands)                           1997           1996
------------------------------------------------------------------------------------ --------------- --------------

Cash flow from operating activities:
   Net income ...............................................................           $ 2,128       $     658
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization ..........................................             3,253           4,922
     Bad debt expense .......................................................             1,022             204
     Loss on sale/disposal of property and equipment ........................                48             122
     Loss on disposition of laboratory ......................................               333              --
     Gain on disposition of assets ..........................................              (826)             --
     Increase in salary continuation plan ...................................                64              97
     Changes in operating assets and liabilities:
       Accounts receivable ..................................................            (8,396)         (1,963)
       Cost in excess of billings ...........................................            (1,344)             --
       Prepaid expenses and other current assets ............................              (691)           (662)
       Other assets  ........................................................              (494)         (2,780)
       Accounts payable .....................................................             3,857            (651)
       Accrued payroll and related benefits .................................              (111)          1,401
       Billings in excess of cost ...........................................             1,209              --
       Other accrued liabilities ............................................             2,851          (1,766)
------------------------------------------------------------------------------------ --------------- --------------
   Net cash provided by (used for) operating activities .....................             2,903            (418)
------------------------------------------------------------------------------------ --------------- --------------
Cash flow from investing activities:
   Additions to property and equipment ......................................            (3,222)         (2,722)
   Maturities of available for sale securities ..............................                --             514
   Acquisitions,  net of cash acquired ......................................              (858)         (3,827)
   Net cash on disposition of laboratory ....................................             3,794              --
   Net cash from disposition of assets ......................................               840              --
   Proceeds from sale of property and equipment .............................               122             176
------------------------------------------------------------------------------------ --------------- --------------
   Net cash provided by (used for) investing activities .....................               676          (5,859)
------------------------------------------------------------------------------------ --------------- --------------
Cash flow from financing activities:
   Dividend payments ........................................................               (30)             --
   Proceeds of new debt obligation ..........................................               137           8,348
   Payment of current and noncurrent obligations ............................            (5,165)         (7,002)
   Issuance of common stock for cash ........................................               210             663
------------------------------------------------------------------------------------ --------------- --------------
   Net cash provided by (used for) financing activities .....................            (4,848)          2,009
------------------------------------------------------------------------------------ --------------- --------------
Decrease in cash and cash equivalents .......................................            (1,269)         (4,268)
Cash and cash equivalents, beginning of year ................................             5,331           9,451
------------------------------------------------------------------------------------ --------------- --------------
Cash and cash equivalents, end of period ....................................          $  4,062        $  5,183
------------------------------------------------------------------------------------ --------------- --------------


See accompanying notes

                                      EMCON

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. While the financial information is unaudited, the statements in this report reflect all adjustments, which are normal and recurring, that are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The operating results for the interim periods presented are not necessarily indicative of performance for the entire year. These financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1996.

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-offs of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the nine months ended September 30, 1997, $164,000 relating to the restructuring were incurred and charged against the established reserve. At September 30, 1997, $874,000 of the accrued restructuring costs, net of a $75,000 reduction due to earlier than anticipated subleasing of abandoned office space, remained and were included in other accrued liabilities. To date, $283,000 of restructuring costs related to these actions have been incurred. All remaining actions are expected to be substantially completed by the fourth quarter of 1997.

     In December 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan that included the write off of employment contracts with no current or future value, termination of personnel, and the elimination or abandonment of excess and underperforming assets and facilities. During the nine months ended September 30, 1997, $27,000 of cash charges related to the restructuring were incurred and charged against the established reserve, bringing the reserve to a zero balance. To date, $1,169,000 of restructuring costs have been incurred with no additional cost anticipated.

3.   Acquisitions

     Effective May 1, 1997, Organic Waste Technology, Inc. ("OWT"), a wholly owned subsidiary of EMCON, acquired all of the equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and $800,000 in notes payable. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,456,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of September 30, 1997, was approximately $24,000. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earnout goals over the next three years. This acquisition would not have had a material effect on net revenue, net income, or income per share, had it been effective at January 1, 1997.

     On February 29, 1996, EMCON acquired all of the outstanding capital stock of OWT, a Cleveland-based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The following summarizes the unaudited pro forma net revenue, net income, and income per share for the combined company for the nine month periods ended September 30, 1997 and 1996 had the acquisition of OWT occurred at the beginning of the periods presented.


                                                    (unaudited)
                                                 Nine months ended
                                                   September 30,
                                   ---------------------------------------------
       (in thousands)                             1997               1996
       -------------------------------------------------------------------------
       Net revenue                               $81,947            $89,608
       Net income                                  2,128                342
       Income per share                        $    0.25          $    0.05
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

6.   Income Per Share

     Income per share for the three months and nine months ended September 30, 1997 is based on the weighted common and dilutive common equivalent shares outstanding using the treasury stock method. Common equivalent shares include shares issuable under the Company's stock option plans. Primary and fully diluted earnings per share are substantially the same.

     Income per share for the three months and nine months ended September 30, 1996 is based on the weighted average number of common and dilutive common equivalent shares outstanding using the modified treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change to the primary earnings per share for the three months and nine months ended September 30, 1997 and September 30, 1996. The impact of Statement 128 on the calculation of the fully diluted earnings per share for these periods is not expected to be material.

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

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Current Year-to-Date versus Prior Year-to-Date.

Net Revenue: Net revenue for the first nine months of 1997 totaled $81,947,000 a 5.5% decrease from $86,709,000 for the first nine months of 1996. The decrease was due in part to the divestiture of the Company's laboratory subsidiary, Columbia Analytical Services, Inc. ("CAS"), at the end of the first quarter of 1997 (CAS contributed net revenue of $4,904,000 in the first nine months of 1997 and $14,917,000 in the first nine months of 1996), as well as lower demand for the Company's professional consulting services in the Northwest, South and Southwest areas of the Company's Professional Services Division ("PSD"). The decrease in net revenue was offset in part by the growth of the Company's Operations and Construction ("EOC") Division from net revenue of $15,501,000 for the first nine months of 1996 (following the acquisition of OWT on February 29, 1996) to $28,302,000 for the first nine months of 1997.

Direct Expenses: Direct expenses include all project related expenses, including compensation for billable hours for technical and professional staff. Direct expenses for the first nine months of 1997 totaled $40,728,000, an 8.3% increase compared to direct expenses of $37,613,000 for the first nine months of 1996. Direct expenses as a percent of net revenue increased to 49.7% in the first nine months of 1997 from 43.4% for the comparable period in 1996. The increase was due in large part to the shift in business mix resulting from the divestiture of CAS and the continued expansion of the EOC Division combined with higher utilization of professional staff within the Professional Services Division.

Indirect Expenses: Indirect expenses include compensation for nonbillable hours of professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first nine months of 1997 totaled $37,597,000, a 21.0% decrease compared to indirect expenses of $47,605,000 for the first nine months of 1996. Indirect expenses as a percent of net revenue decreased to 45.9% in the first nine months of 1997 from 54.9% for the comparable period in 1996. The decrease was due in part to the above-noted shift in business mix following the divestiture of CAS, the expansion of the EOC Division and the planned contraction of the Professional Services Division, combined with the positive impact of cost containment and restructuring measures put in place at the end of 1996.

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

Gain on Sale of Assets: During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project of $826,000.

Income from Operations: Income from operations for the first nine months of 1997 totaled $4,190,000, a 181.0% increase compared to $1,491,000 for the comparable period in 1996. Income from operations, as a percent of net revenue increased to 5.1% for the first nine months of 1997 from 1.7% in the comparable period in 1996.

Interest Income (Expense) Net: The Company recorded interest expense, net of interest income of $559,000 and $565,000 for the first nine months of 1997 and 1996, respectively.

Quarters Ended September 30, 1997 and 1996.

Net Revenue: For the quarter ended September 30, 1997, net revenue totaled $29,899,000, a 5.3% decrease from net revenue of $31,560,000 in the third quarter of 1996. The decrease in net revenue was attributable to the divestiture of CAS at the end of the first quarter of 1997 (CAS contributed net revenue of $5,938,000 in the third quarter of 1996), as well as lower demand for the Company's professional services in the Southwest and Northwest areas of the Professional Services Division. Excluding the impact of CAS, net revenue for the third quarter of 1997 actually increased by 16.7% over the comparable period in 1996, largely due to the continued growth of the EOC Division combined with an increase in demand for professional services in the North and South areas of the Professional Services Division.

Direct Expenses: Direct expenses for the quarter ended September 30, 1997 totaled $15,916,000, a 6.9% increase from direct expenses of $14,894,000 in the comparable period in 1996. Direct expenses as a percent of net revenue increased to 53.2% in the third quarter of 1997 from 47.2% in the comparable period in 1996. The increase was due to the shift in business mix resulting from the divestiture of CAS and the expansion of the EOC Division combined with higher utilization of professional staff within the Professional Services Division.

Indirect Expenses: Indirect expenses for the quarter ended September 30, 1997 totaled $12,194,000, a 24.2% decrease from indirect expenses of $16,084,000 in the comparable period in 1996. Indirect expenses as a percent of net revenue decreased to 40.8% in the third quarter of 1997 from 51.0% in the comparable period in 1996. The decrease was largely due to the above noted change in business mix following the divestiture of CAS, the expansion of the EOC Division and the planned contraction of the Professional Services Division, combined with the positive impact of cost containment and restructuring measures put in place at the end of 1996.

Income from Operations: Income from operations for the quarter ended September 30, 1997 totaled $1,789,000, a 207.4% increase compared to income from operations of $582,000 in the comparable period in 1996. Income from operations as a percent of net revenue increased to 6.0% in the third quarter of 1997 from 1.8% in the comparable period in 1996.

Interest Income (Expense) Net: The Company recorded interest expense net of interest income of $130,000 and $266,000 for the quarters ended September 30, 1997 and 1996, respectively. Reduction in interest income/(expense) was primarily due to interest earned on the CAS note receivable and the $3,000,000 prepayment on the secured term loan.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company's uses of cash for non operating activities primarily consisted of repayment of debt in the amount of $5,165,000 and additions to property and equipment in the amount of $3,222,000; mainly computers, field equipment and the expansion of its equipment fabrication facilities. This was partially offset by net cash provided by operating activities during the first nine months of 1997 of $2,903,000 and from net cash due to the disposition of CAS of $3,794,000.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount also being available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1998. The credit agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the secured term loan.

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



Date:  November 12, 1997                    EMCON


                                           \s\R. Michael Momboisse
                                           -------------------------------------
                                           R. MICHAEL MOMBOISSE
                                           Chief Financial Officer,
                                           Vice President - Legal, and Secretary
                                           (Duly authorized and principal
                                           financial and accounting officer)

                                     EMCON

                                INDEX TO EXHIBITS

                                                                 Sequentially
   Exhibit                                                        Numbered
   Number                                                           Page
--------------                                                ------------------

      2.1      Stock Purchase Agreement dated January 30, 1996,       *
               among Organic Waste Technologies, Inc.("OWT"),
               Registrant and the selling shareholders and option holders of OWT, incorporated by reference from
               Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996, (the "March 1996 8-K").

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

      2.4      Stock Purchase Agreement dated April 4, 1997 among     *
               Registrant, Columbia Analytical Services, Inc.("CAS"), Northwest Trust as trustee of the CAS Employee Stock Ownership Trust and certain senior management employees of CAS, incorporated by reference from Exhibit 2.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (the "March 1997 10-Q").

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

      3.4      Bylaws, as amended, incorporated by reference from     *
               Exhibit 4.2 of the June 1991 * 10-Q.

                                                                 Sequentially
   Exhibit                                                         Numbered
   Number                 INDEX TO EXHIBITS (Continued)              Page
--------------                                                ------------------
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

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number              INDEX TO EXHIBITS (Continued)                  Page
--------------                                                    --------------
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

    10.17      Note Agreement among the Registrant, OWT, and          *
               certain employees of OWT, incorporated by reference from Exhibit 10.1 of the March 1996 8-K.

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

    10.22      Convertible Notes dated April 30, 1997 issued by       *
               EMCON to Dennis Grimm and Charles Gearhart in the principal amounts of $400,798.40 and $399,201.60, respectively, incorporated by reference from
               Exhibit 10.22 of the March 1997 10-Q.

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number         INDEX TO EXHIBITS (Continued)                       Page
--------------                                                ------------------

    10.23      Lease Agreement dated April 4, 1997, between           *
               EMCON and Columbia Analytical Services, Inc., incorporated by reference from Exhibit 10.23 of the March 1997 10-Q.

    10.24      Amendment 1997-I to EMCON Deferred Compensation        *(1)
               Plan dated effective February 22, 1997,
               incorporated by reference from Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the
               "June 30, 1997 10-Q").

    10.25      Fourth Amendment to Credit Agreement dated             *
               effective June 24, 1997 among EMCON and Union
               Bank of California, N.A., incorporated by reference from Exhibit 10.25 of the June 30, 1997 10-Q.

    11.1       Computation of Income (Loss) Per Share.                18

    27         Financial Data Schedule, included herein.              19

*    Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.


                                  EXHIBIT 11.1
                                      EMCON
                         COMPUTATION OF INCOME PER SHARE
                      (In thousands except per share data)

                                                           Three months ended           Nine months ended
                                                              September 30,                September 30,

                                                           1997          1996             1997         1996

Net income ............................................   $   943      $   259            $2,128     $   658
   Proforma interest income related to modified
   treasury stock method ..............................        NA           58                NA         74
                                                           ------       ------            ------     ------
Adjusted net income ...................................    $  943       $  317            $2,128     $  732
                                                           ======       ======            ======     ======
Weighted average number of common shares
   outstanding during the period ......................     8,557        8,512             8,541      8,483

Common and common equivalent shares
   outstanding for the purpose of calculating
   primary net income per share .......................     8,700           NA             8,558         NA

Common equivalent shares` from outstanding
   stock options using the modified treasury
   stock method .......................................        NA          691                NA        744

Incremental shares to reflect full dilution (1) .......       141            0                72          0
                                                           ------      -------            ------     ------
Total shares for purposes of calculating diluted
   income per share (1)................................     8,841        9,203             8,630      9,227
                                                           ======      =======            ======     ======
Primary income per share ..............................    $ 0.11      $  0.03            $ 0.25     $ 0.08
                                                           ======      =======            ======     ======
Fully diluted income per share ........................    $ 0.11      $  0.03            $ 0.25     $ 0.08
                                                           ======      =======            ======     ======
-----------------------

(1)  This  calculation  is  submitted in  accordance  with  Regulation  S-K Item
     601(b)(11) although not required by footnote 2 to paragraph 14 to APB opinion No. 15, because it results in dilution of less than 3%.