Form 10-K
period 1997-12-31
EMCON
filed 1998-03-30
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the  fiscal  year  ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-16225
                                      EMCON
             (Exact name of Registrant as specified in its charter)

California                                                 94-1738964
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                          Identification No.)

400 South El Camino Real
Suite 1200
San Mateo, California                                        94402
(Address, of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (650) 375-1522

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

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted by the National Association of Securities Dealers' Automated Quotation System on February 28, 1998, was $24,794,995 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 1998, was 8,574,839.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's definitive proxy statement to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1997 are incorporated by reference in Part III of this Form 10-K.

The Index to Exhibits appears on Page 44 of this Report. This Report, including all exhibits and attachments, contains 91 pages.

                                TABLE OF CONTENTS

PART I                                                                   PAGE
  Item   1:    Business  ...............................................   4

  Item   2:    Properties...............................................   9

  Item   3:    Legal Proceedings........................................  10

  Item   4:    Submission of Matters to a Vote of Security Holders......  10

PART II
  Item   5:    Market for the Registrant's Common Equity and Related
                 Stockholder Matters....................................  11

  Item   6:    Selected Financial Data..................................  12

  Item   7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................  13

  Item   8:    Financial Statements and Supplementary Data..............  18

  Item   9:    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................  40

PART III
  Item 10:     Directors and Executive Officers of the Registrant.......  40

   Item 11:    Executive Compensation...................................  40

   Item 12:    Security Ownership of Certain Beneficial Owners and
                 Management.............................................  40

   Item 13:    Certain Relationships and Related Transactions...........  40

PART IV
    Item 14:   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K............................................  41

               Signatures...............................................  42

                                     PART I

Item 1.       Business

EMCON (referred to herein as "EMCON" and the "Company") provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private industrial and solid waste clients. The Company is comprised of two divisions -- the Operation and Construction Division (EOC) and the Professional Services Division (PSD) -- and services three key service lines: Solid Waste, Site Restoration and Facility Services.

EMCON is a leader in the design, construction and remediation of solid and hazardous waste facilities, having participated in the design, construction and remediation of several hundred transfer, storage and disposal facilities in the United States, as well as Argentina, Canada, Hong Kong, India, Indonesia, Israel, Kuwait, Malaysia, Russia, Saudi Arabia, Mexico, Peru and Venezuela. EMCON's waste facility services include site selection and evaluation, facility design, development of preprocessing and operating plants, assistance in regulatory compliance and permitting, final closure, end-use planning and design, construction, and operations and maintenance. The Company's services also include the development of programs dealing with environmental assessments and remediation of contaminated sites, as well as services related to applied sciences such as fuel spill damage assessment, marine fate-and-effect studies and natural resource damage assessment. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists and toxicologists.
References to the Company and EMCON in this report include the Company's subsidiaries, unless the context indicates otherwise.

During the first quarter of 1997, the Company completed the sale of its laboratory subsidiary, Columbia Analytical Services, Inc. ("CAS"), to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 (the "CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid to CAS $206,000 in cash for retired employee contracts and for accelerated vesting of stock options and other non vested stock rights. The principal balance of the CAS Notes are potentially subject to adjustment based upon the Company's ability to continue to provide analytical laboratory work to CAS.

Effective May 1, 1997, Organic Waste Technology, Inc. (OWT), a wholly-owned subsidiary of EMCON, acquired all of the outstanding equity interest in National Earth Products, Inc. (NEP), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and the issuance of EMCON's convertible promissory notes in the aggregate principal amount of $800,000. Approximately 50% of the convertible notes are due on May 1, 2000, with the balance due on May 1, 2002. The indebtedness bears interest at the rate of 8% per annum and is convertible into EMCON Common Stock at a conversion price of $6.50 per share. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,476,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of December 31, 1997 was approximately $39,000. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earn out goals over the next three years. This acquisition would not have had a material effect on net revenue, net income, or income per share, had it been effective at January 1, 1997.

On March 6, 1997, the Company completed the sale of its Marina landfill gas-to-energy project for a net up front cash payment of $944,000. The Company earned an additional $200,000 at year end as a result of the satisfaction of certain post-closing contingencies.

                                    Services

The Company is comprised of two operating divisions: the Professional Services Division (PSD); and the Operations and Construction Division (EOC). These two divisions work in concert to address the needs of the Company's clients in three key service lines: Solid Waste, Site Restoration and Facility Services. Solid Waste Services

The Company's Professional Services Division and Operations and Construction Division offer a full range of services to operators of solid and hazardous waste transfer, storage, recycling, and disposal facilities; from the design, permitting and construction of the facility, to the fabrication of necessary equipment and components, to post-closure, operations and maintenance services and end-use planning. Customers may utilize the full range or a portion of the Company's services.

Through its extensive experience in the solid waste industry, the Company has developed expertise in several critical areas of waste disposal technology - landfill cells and related infrastructure, liner systems, leachate treatment, and gas control/recovery systems. To protect surrounding soil and water, natural and synthetic liners are used to collect and contain potentially hazardous liquids percolating through the waste that have been deposited at the site ("leachate"). Leachate is then collected on the surface of the liner, withdrawn from the landfill and treated using physical, chemical, evaporative and/or biological methods. Gas control and recovery systems, which may be installed on active or closed landfills, are used to control the methane gas produced by decomposing organic refuse. Where economical, recovery systems are designed to extract methane to generate heat and/or electricity, or in some cases to evaporate leachate using the Company's patented leachate evaporation technology. Federal regulation now requires that all new land disposal facilities utilize liners and methane control systems, and that these systems be required to meet increasingly stringent design standards.

EMCON's services to its solid waste clients often begin with the evaluation of potential disposal facility sites. The hydrogeological and geotechnical staff of the Professional Services Division evaluate soils, groundwater occurrence and quality, seismic stability and potential flooding at possible locations, while other professionals analyze operational considerations, such as proximity of a site to water sources, visibility to the public and estimated operating expenses. Once desirable sites are identified, the Company assists in obtaining regulatory approvals by drafting environmental impact reports and permit applications, appearing at hearings and negotiating with government agencies.

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

Where appropriate, the Operations and Construction Division can perform a broad range of related services, including construction of landfill cells, landfill remediation and collection systems, landfill gas flares and control systems, and leachate evaporation systems, as well as the capping, closure, development of landfill gas recovery projects, and long-term operation and maintenance of old landfills. The Company is also seeing more opportunities to provide fully integrated design -- build projects, utilizing the combined solid waste expertise of PSD and EOC.

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

The Company generally approaches site restoration projects by consulting with the client on the nature and scope of the problem. Historical information about the site, if available, is reviewed to determine the most likely sources and locations of contamination. Information about the local geology and hydrogeology is also reviewed to determine potential migration pathways. A detailed work plan is then prepared that describes the field investigation program to be conducted, including the number and location of samples to be collected and the specific chemical analyses to be performed. Trained personnel then conduct the field investigation program, which may include drilling soil borings, installing groundwater monitoring wells, and collecting samples of soil, groundwater, surface water and/or industrial discharges.

Following laboratory analysis of the various samples collected, the results are evaluated by Company engineers and scientists to determine the nature and extent of contamination at the site. Depending on the complexity of the site, this may require more than one round of sampling. Site cleanup levels are then determined based on the media that have been impacted, the contaminants of concern, the intended use of the property, and state and federal regulations. In consultation with the client, various remediation alternatives are then identified and evaluated for implementability, effectiveness, permanence and cost. Remedial alternatives at a site may include the excavation and removal of the sources of contamination and contaminated soil, the removal and treatment of groundwater using physical and chemical treatment systems, or the installation of surface caps and vertical hydraulic barriers. EMCON also applies in-situ technologies, such as vapor extraction or bioremediation as appropriate, to remediate contaminated soils and groundwater as a means to reduce cost and minimize disturbance. To assure continued compliance during and after remediation, EMCON designs and provides operations and maintenance programs for affected facilities.

Through its ET joint venture with Turner, the Company is also able to provide a complete turnkey package to clients, combining planning and implementation of facility/plant decommissioning; remediation of soil and groundwater contamination, and lead based paint and asbestos abatement.

                                Facility Services

In the last several years the market has seen a significant trend among many of the larger industrial clients to outsourcing many of their environmental, regulatory, and health and safety compliance requirements. EMCON offers responsive assistance to the regulated community in a broad range of areas including air quality regulatory compliance through provision of air quality assessment and engineering services. Company personnel have direct experience in air quality permitting under the New Source Review (NSR), Prevention of Significant Deterioration (PSD) and added requirements under the Clean Air Act Amendments of 1990, preparing emission inventories (for criteria and toxic air pollutants), performing risk assessment to evaluate potential human and ecological risk, evaluating emission control technologies (BACT/RACT/LAER/MACT), dispersion modeling, ambient air quality and meteorological measurements, pollution prevention and waste minimization, indoor air, litigation support and expert testimony, and compliance audits. EMCON's air quality staff are fully integrated with staff in other environmental disciplines to provide cost effective evaluations and compliance solutions to situations which involve multiple media contamination.

                              Clients and Marketing

EMCON's principal clients are industrial concerns, predominantly in the solid waste, petroleum, wood products, aerospace, power generation, chemicals and manufacturing industries. The Company also provides services to utilities, non-regulatory government entities, and financial institutions. The Company often enters into master service agreements with major clients, which set forth the general terms and conditions under which EMCON will perform services and which facilitate repeated use of the Company's services.

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

                                   Competition

EMCON competes directly with a wide variety of national and local engineering, consulting, construction, equipment, and operations and maintenance companies which offer services similar to those provided by the Company. However, many of these competitors are only engaged in certain segments of the applicable industry and do not provide the broad range of services provided by the Company. In addition, the Company competes indirectly with remediation companies which offer environmental consulting and engineering services, as well as transportation, storage or disposal capabilities generally not provided by EMCON. The Company believes that the principal competitive factors in its industry are price, reputation, technical proficiency, management experience and breadth of services offered. The industry has also experienced a significant amount of consolidation activity. Management anticipates that these trends will continue for the foreseeable future.

                                    Employees

As of December 31, 1997,  the Company had a total of 972  employees,  including:
520 professionals; 144 technical personnel; and 308 administrative and support personnel. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists and toxicologists. The Company's ability to attract and retain qualified engineers, scientists and other professionals is an important factor in determining its future success. EMCON's employees have never been represented by a union, and the Company believes its relations with its employees are good.

                                   Seasonality

EMCON's business has experienced an increase in seasonality in recent years, due in part to the increase in on-site investigation, construction and other field work. Consequently, the financial results in its second and third quarters (ending June 30 and September 30, respectively) tend to be stronger than such results in its first and fourth quarters.

                                     Backlog

The Company estimates that at December 31, 1997, the backlog of future net revenue from contracts in existence and orders believed to be firm was in excess of $75 million, all of which is expected to be received within the next twelve months, compared to $80 million backlog (including CAS) at December 31, 1996. However, there can be no assurance that this work will not be postponed or canceled. Furthermore, a substantial portion of the Company's work is performed pursuant to agreements by which the Company is compensated for time and expenses devoted to projects with indefinite lives.

Item 2.       Properties

The Company's corporate office, located in San Mateo, California, occupies approximately 3,000 square feet and is leased through July, 2001. The Company's accounting center, located in Sacramento, California, occupies approximately 4,000 square feet and is leased through December 31, 2000.

The Company owns 4.4 acres of real property in Kelso, Washington, including 37,000 square feet of office and analytical lab space. The facilities are currently leased to CAS under a long term lease expiring April 3, 2007. The Company owns a 4.9 acre piece of property in New Concord, Ohio, including 25,000 square feet of office and equipment fabrication facilities.

The Company leases office and warehouse space in a total of 50 facilities located in Alaska, Arizona, California, Connecticut, Florida, Georgia, Illinois, Maine, Massachusetts, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania, Puerto Rico, Texas, Vermont, Virginia and Washington under leases expiring at various times through December 2002. These facilities have a combined area of approximately 337,000 square feet.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is traded on the NASDAQ National Market System under the symbol MCON. The following table sets forth the quarterly range of high and low bid quotations per quarter for 1997 and 1996:

-------------------------------------------------------------------------------
                                                High              Low
-------------------------------------------------------------------------------
January 1 - March 31, 1996                     $4.88             $4.00
April 1 - June 30, 1996                         5.13              4.13
July 1 - September 30, 1996                     4.13              3.19
October 1 - December 31, 1996                   4.25              3.50

January 1 - March 31, 1997                      3.75              3.00
April 1 - June 30, 1997                         4.06              2.88
July 1 - September 30, 1997                     5.50              3.13
October 1 - December 31, 1997                   6.88              4.63
-------------------------------------------------------------------------------

On February 28, 1998, there were 509 shareholders of record of the Company's common stock.

Although the Company does make annual distributions to a minority shareholder of one of OWT's subsidiaries, the Company did not pay cash dividends to EMCON shareholders in 1997 or 1996 and does not plan to pay cash dividends to its shareholders in the near future. Furthermore, the payment of cash dividends is restricted by the Company's bank line of credit arrangement. The Company presently intends to retain earnings for further development of its business.

Item 6.       Selected Financial Data

Five Year Financial Highlights

-----------------------------------------------------------------------------------------------------------------
                                                                       Years Ended December 31,
                                                -----------------------------------------------------------------
(In thousands, except per share amounts)            1997         1996         1995         1994         1993
-----------------------------------------------------------------------------------------------------------------
Operations Statement Data (a)
Gross revenue                                     $139,343     $137,626     $122,542     $115,638    $ 98,612
Net revenue                                        109,502      117,705      103,409       95,926      83,062
Direct expenses                                     56,134       52,608       39,473       37,307      32,201
Indirect expenses                                   49,782       65,844       61,498       59,302      47,528
Restructuring/other charges                         (1,612)       8,197         (17)        1,958          --
Loss on disposition of laboratory                      333        3,327           --           --          --
Income (loss) from operations                        4,865      (12,271)       2,455       (2,641)      3,333
Interest income                                        516          317          369          348         313
Interest expense                                     1,251        1,112          181           66          57
Equity in income/(loss) of affiliates                   (2)         227          (74)         (58)         --
Minority interest expense                              810          188           --           --          --
Income (loss) before provision (benefit) for
   income taxes                                      3,318      (13,027)       2,569       (2,417)      3,589
Provision (benefit) for income taxes                 1,161       (2,936)         783         (500)      1,165
Net income (loss)                                    2,157      (10,091)       1,786       (1,917)      2,424
-----------------------------------------------------------------------------------------------------------------
Per Share Data (a)
Basic earnings (loss) per share                   $   0.25      $ (1.19)    $   0.22      $ (0.24)    $  0.33
Diluted earnings (loss) per share                 $   0.25           --     $   0.21           --     $  0.33
Shares used in computing basic earnings (loss)
   per share                                         8,549        8,485        8,274        7,919       7,296
Shares used in computing diluted earnings
   (loss) per share                                  8,693          --         8,338          --        7,455
-----------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)
Total assets                                       $93,075     $ 90,912     $ 78,636     $ 80,989    $ 68,852
Working capital                                     32,583       34,601       36,313       32,582      36,200
Noncurrent obligations and deferred income
   taxes                                            14,177       16,799        1,700        1,348         882
Shareholders' equity                                58,100       55,812       65,306       63,059      58,997
-----------------------------------------------------------------------------------------------------------------

(a)      The  Company  was  involved  in  several  acquisitions,   mergers,  and
         divestitures during the five year period presented. See Notes 4 and 6 to the Company's consolidated financial statements.

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

--------------------------------------------------------------------------------------------------------------------
                                                          Percentage of                          Percentage
                                                           Net Revenue                       Increase (Decrease)
                                               ---------------------------------         ---------------------------
                                                                                              1997          1996
                                                                                              vs.           vs.
Years Ended December 31,                          1997        1996         1995               1996          1995
--------------------------------------------------------------------------------------------------------------------
Net revenue                                       100.0%      100.0%       100.0%             (7.0%)         13.8%
Direct expenses                                    51.3%       44.7%        38.2%              6.7%          33.3%
Indirect expenses                                  45.5%       55.9%        59.4%            (24.4%)          7.1%
Restructuring/other charges                        (0.5%)       7.0%          --            (107.1%)            --
Loss on disposition of laboratory                   0.3%        2.8%          --             (90.0%)            --
Gain on disposition of assets                      (1.0%)        --           --                --              --
Income (loss) from operations                       4.4%      (10.4%)        2.4%            139.6%        (599.8%)
Interest income (expense), net                     (0.7%)      (0.7%)        0.2%              7.5%        (522.9%)
Equity in income/(loss) of affiliates               --          0.2%        (0.1%)          (100.9%)            --
Minority interest expense                          (0.7%)      (0.2%)         --            (330.9%)            --
Income (loss) before provision (benefit) for
   income taxes                                     3.0%      (11.1%)        2.5%            125.5%        (607.1%)
Provision (benefit) for income
  taxes                                             1.0%       (2.5%)        0.8%            139.5%         475.0%
Net income (loss)                                   2.0%       (8.6%)        1.7%            121.4%        (665.0%)
--------------------------------------------------------------------------------------------------------------------

Net Revenue:

Net revenue for 1997 totaled $109,502,000, a 7.0% decrease from $117,705,000 in 1996. The decrease was due in part to the divestiture of the Company's laboratory subsidiary, Columbia Analytical Services, Inc. (CAS), at the end of the first quarter of 1997 (CAS contributed net revenue of $4,904,000 in 1997 and $20,505,000 in 1996), as well as lower demand for the Company's services within the Company's Professional Services Division (PSD). The decrease in net revenue was offset in part by the growth of the Company's Operations and Construction
(EOC) Division from net revenue of $22,167,000 in 1996 (following the acquisition of OWT on February 29, 1996) to $41,386,000 in 1997.

Net revenue for 1996 increased by 13.8% over net revenue of $103,409,000 in 1995. Excluding net revenue of $20,596,000 contributed by Organic Waste Technologies, Inc. (OWT), following its acquisition on February 29, 1996, net revenue in 1996 totaled $97,109,000, a 6.1% decrease from 1995. The decrease was primarily attributable to significant underperformance of the Company's Professional Services Division combined with a general decrease in revenue following reductions in work force throughout the Professional Services Division during the year. The decrease was, to a lesser extent, also attributable to particularly difficult weather conditions in the Northeast and Northwest areas during the first quarter of 1996.

Direct Expenses:

Direct expenses include all project related expenses, including compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing and construction activities. Direct expenses for 1997 totaled $56,134,000, a 6.7% increase compared to direct expenses of $52,608,000 for 1996. Direct expenses as a percent of net revenue increased to 51.3% in 1997 from 44.7% in 1996. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS and the continued expansion of the EOC Division, combined with higher utilization of professional staff within the Professional Services Division.

Direct expenses in 1996 increased 33.3% over direct expenses in 1995 of $39,473,000. Excluding the direct expenses incurred by OWT in 1996 of $14,744,000, direct expenses in 1996 totaled $37,864,000, a 4.1% decrease from 1995. Excluding the effects of OWT, direct expenses, as a percent of net revenue in 1996, increased to 39.0% from 38.2% in 1995; due largely to relative increases in the cost of labor and materials within the laboratory division.

Indirect Expenses:

Indirect expenses include compensation for non-billable hours of professional, technical and administrative staff, and general administrative expenses such as rent, bonuses, benefits, insurance, marketing, legal fees, depreciation and amortization. Indirect expenses for 1997 totaled $49,782,000, a 24.4% decrease compared to indirect expenses of $65,844,000 for 1996. Indirect expenses as a percent of net revenue decreased to 45.5% in 1997 from 55.9% for 1996. The decrease was due in part to the above-noted shift in business mix following the divestiture of CAS, the expansion of the EOC Division and the planned short-term contraction of the Professional Services Division, combined with the positive impact of cost containment and restructuring measures put in place at the end of 1996.

Indirect expenses in 1996 increased 7.1% over 1995 indirect expenses of $61,498,000. Excluding indirect expenses of $3,173,000 incurred by OWT, indirect expenses in 1996 totaled $62,671,000, a 1.9% increase over 1995. Excluding the impact of OWT, indirect expenses as a percent of net revenue in 1996 increased to 64.5% from 59.4% in 1995; due in part to the above-noted decrease in net revenue, combined with the effect of significant severance costs and expenses related to the closing of several small offices during 1996. In addition, during the fourth quarter of 1996, the Company increased reserves relating to pending litigation matters by an additional $1,553,000.

Restructuring/Other Charges:

In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan in December, 1996 to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. As a result of these actions in 1996, the Company recognized pre-tax restructuring and other charges of $1,237,000 and $6,960,000, respectively. Included in the restructuring charge were $604,000 relating to the closure or downsizing of several underperforming offices, $628,000 related to employee severance and the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, and a $5,000 adjustment to the 1994 restructuring plan. Included in other charges were $4,768,000 related to the write-down in the carrying value of goodwill associated with the Company's continuing operating units in accordance with the Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", $1,529,000 related to the write-off of idle or disposed of assets, $368,000 related to the write-down of the Company's landfill gas production rights and related fixed assets, and $156,000 related to the buyout and cancellation of outstanding stock options to purchase approximately 743,000 shares of the Company's common stock held by employees of the Company. Also, included in other charges were $139,000 for various other operational costs.

As of December 31, 1997, $328,000 of the 1996 restructuring charges have been incurred and $318,000 remains in other accrued liabilities. A net reduction of $586,000 to the reserve was recorded to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space and lower than anticipated severance costs due to retaining certain previously identified personnel.

In October, 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan that included the write-off of employment contracts with no future value, termination of personnel, and the elimination or abandonment of excess and under performing assets and facilities. During the twelve months ended December 31, 1997, $27,000 of cash charges related to the 1994 restructuring were incurred and charged against the established reserve, bringing the 1994 reserve to a zero balance. To date, $1,169,000 of restructuring costs have been incurred with no additional cost anticipated.

Loss on Disposition of Laboratory:

In December 1996, the Company executed a letter of intent to sell its laboratory division, Columbia Analytical Services, Inc. (CAS), to the employees of CAS by the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000. For the year ended December 31, 1996, CAS had a loss before taxes of $142,000.

During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 ("CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid $206,000 in cash to CAS for retired employee contracts and for accelerated vesting of stock options and other non-vested stock rights. As a result of several closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997 of $333,000. CAS and the Company also entered into a Master Service Agreement relating to the continued provision of laboratory services to the Company (the "MSA"). The CAS Notes are subject to offset, in certain circumstances, based upon the levels of future revenues to CAS accruing under the MSA. The Company currently does not anticipate that any material offset will occur under the terms of the MSA.

Gain on Sale of Assets:

During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project of $1,026,000.

Interest Income:

The Company recorded interest income of $516,000 in 1997 compared to $317,000 in 1996 and $369,000 in 1995. The increase in interest income in 1997 compared to 1996 and 1995 was primarily due to the recognition of interest income on the CAS Notes.

Interest Expense:

The Company incurred interest expense of $1,251,000 in 1997 compared to $1,112,000 in 1996. The increase in interest expense was a due primarily to an increase in debt by OWT in connection with (i) the acquisition of National Earth Products, Inc. and (ii) the acquisition and expansion of its equipment fabrication facility. This was offset by the $3,000,000 prepayment on the OWT secured term loan.

The increase in interest expense in 1996, compared to 1995, was due primarily to increases in long-term debt of $11,747,000 incurred for purposes of financing the acquisition of OWT in February of 1996 and $5,000,000 for purposes of financing the subsequent expansion of OWT's 5.3 megawatt landfill gas-to-energy project.

Income Taxes Provision (Benefit):

The provision (benefit) for income taxes in 1997 was $1,161,000 compared to ($2,936,000) in 1996 and $783,000 in 1995. The effective tax rate for 1997 was
35.0%  versus  (22.5%)  in 1996 and  30.5%  for 1995.  The 1996 tax  benefit  is primarily due to the alternative minimum tax credits generated from the Company's landfill gas-to-energy project and from temporary timing differences consisting of the restructuring charges, impairment of assets held for sale and the increase in the legal reserve.

Included in the Company's consolidated balance sheet at December 31, 1997, are total current and long-term net deferred tax assets of $5,263,000. The full utilization of such assets is dependent upon a number of factors including the Company's ability to generate future profits, the successful implementation of the Company's restructuring plan and the anticipated reduction in the level of new tax credits generated from the Company's existing landfill gas-to-energy project. Based on these factors, the Company believes that it is more likely than not that the full benefit of the net deferred tax assets will be realized by the Company in due course.

Liquidity and Capital Resources

Working Capital:

Cash provided by operating activities for fiscal 1997, 1996 and 1995 was $6,189,000, $1,583,000 and $5,232,000, respectively. The changes in cash provided by operating activities in 1997, 1996 and 1995 were primarily attributed to changes in the Company's net income (loss), accounts receivable, accounts payable, depreciation and amortization, bad debt expense, gain on disposition of assets, prepaid expense and other current tax assets and other accrued liabilities. During 1997, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $5,731,000, and additions to property and equipment in the amount of $5,325,000; comprised of computers, field equipment and the expansion of its equipment fabrication facilities. This was partially offset by net cash provided by operating activities during 1997 of $6,189,000 and from net cash due to the disposition of CAS. Cash and cash equivalents increased to $6,106,000 in 1997 from $5,331,000 in 1996.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with an interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1998. The Company expects to renew the line of credit component of the Credit Agreement following its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. In April 1997, following the infusion of cash upon the divestiture of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the secured loan.

Capital Expenditures:

The Company invested $5,325,000 in 1997 in additions to property and equipment, mainly computers, field equipment and the expansion of its equipment fabrication facilities. The Company is currently exploring several sources of financing to fund the anticipated expansion of its leachate evaporation system (LES) business which is currently being offered on the equivalent of a design, build, operate and finance basis. That notwithstanding, the Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

Year 2000:

The Company continues to review and modify its information technology to recognize the Year 2000, for its critical data processing systems, both internally and externally. We currently expect the project to be substantially complete by early 1999, with minimal costs. We do not expect this project to have a significant effect on operations.

Item 8.       Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         ------
Consolidated Statements of Operations for each of the
   three years ended December 31, 1997, 1996, and 1995...........          19

Consolidated Balance Sheets as of December 31, 1997 and 1996.....          20

Consolidated Statements of Shareholders' Equity for each of
   the three years ended December 31, 1997, 1996, and 1995.......          21

Consolidated Statements of Cash Flows for each of the three
   years ended December 31, 1997, 1996, and 1995.................          22

Notes to Consolidated Financial Statements.......................          23

Report of Ernst & Young LLP, Independent Auditors................          39

EMCON
CONSOLIDATED STATEMENTS OF OPERATIONS

 ---------------------------------------------------------------------- ------------------------------------------------
                                                                                   Years Ended December 31,
                                                                        ------------------------------------------------
 (In thousands, except per share amounts)                                    1997            1996             1995
 ---------------------------------------------------------------------- --------------- ---------------- ---------------
 Gross revenue                                                              $139,343        $137,626         $122,542
 Outside services at cost                                                     29,841          19,921           19,133
                                                                            --------        --------         --------

          Net revenue                                                        109,502         117,705          103,409

 Costs and expenses:
      Direct expenses                                                         56,134          52,608           39,473
      Indirect expenses                                                       49,782          65,844           61,498
      Restructuring/other charges                                               (586)          8,197              (17)
      Loss on disposition of laboratory                                          333           3,327               --
      Gain on sale of assets                                                  (1,026)             --               --
                                                                            ---------       --------         --------

          Income (loss) from operations                                        4,865         (12,271)           2,455

 Interest income                                                                 516             317              369
 Interest expense                                                             (1,251)         (1,112)            (181)
 Equity in income (loss) of affiliates                                            (2)            227              (74)
 Minority interest expense                                                      (810)           (188)              --
                                                                           ----------     -----------      -----------

 Income (loss) before provision (benefit) for
    income taxes                                                               3,318         (13,027)           2,569
 Provision (benefit) for income taxes                                          1,161          (2,936)             783
                                                                           ---------      -----------      ----------

 Net income (loss)                                                         $   2,157        $(10,091)       $   1,786
                                                                           =========        =========       =========

 Basic earnings (loss) per share                                           $    0.25        $  (1.19)       $    0.22
                                                                           =========        =========       =========

 Diluted earnings (loss) per share                                         $    0.25              --        $    0.21
                                                                           =========        =========       =========

 Shares used in computing basic earnings (loss) per share                      8,549           8,485            8,274
                                                                           ==========       =========       =========

 Shares used in computing diluted earnings per share                           8,693              --            8,338
                                                                           ==========      ==========       =========

  See accompanying notes.


EMCON
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------- --------------------------
                                                                                                    December 31,
                                                                                              ------------- ------------
 (In thousands, except share amounts)                                                             1997         1996
 -------------------------------------------------------------------------------------------- ------------- ------------
 ASSETS
 Current Assets:
 Cash and cash equivalents                                                                     $  6,106      $  5,331
 Accounts Receivable:
     Billed accounts receivable, net of allowance for doubtful accounts
       of $634 and $515 at December 31, 1997 and 1996, respectively                              31,413        24,697
     Unbilled accounts receivable, net of allowance for doubtful accounts
       of $295 and $436 at December 31, 1997 and 1996, respectively                               5,310         8,163
 Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                          678           904
 Prepaid expenses and other current assets                                                        3,401         1,908
 Inventory                                                                                        2,238           879
 Deferred taxes, current portion                                                                  4,235         1,638
 Assets held for sale                                                                                --         9,382
                                                                                              ----------     --------
     Total Current Assets                                                                        53,381        52,902

 Net property and equipment, at cost                                                             16,182        14,722
 Notes receivable                                                                                 2,811           600
 Cash surrender value of insurance policies                                                       2,346         1,707
 Other assets                                                                                     2,597         2,493
 Deferred tax assets                                                                              1,028         4,818
 Goodwill, net of amortization                                                                   13,916        12,716
 Other intangible assets, net of amortization                                                       814           954
                                                                                              ---------     ---------
     Total Assets                                                                               $93,075       $90,912
                                                                                                =======       =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable                                                                              $  8,391      $  5,483
 Accrued payroll and related benefits                                                             4,356         6,020
 Other accrued liabilities                                                                        2,969         4,454
 Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     2,732            94
 Long-term obligations due within one year                                                        2,350         2,250
                                                                                               --------      --------
     Total Current Liabilities                                                                   20,798        18,301

 Long-term debt                                                                                   11,441        14,667
 Other noncurrent obligations                                                                    2,736         2,132
 Commitments and contingencies                                                                      --            --
 Shareholders' Equity:
 Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                                                --            --
 Common stock, no par value, 15,000,000 shares authorized;
     8,571,764 and 8,512,688 shares issued and outstanding at
     December 31, 1997 and 1996, respectively                                                    42,184        42,001
 Retained earnings                                                                               15,916        13,811
                                                                                                -------       -------
     Total Shareholders' Equity                                                                  58,100        55,812
                                                                                                -------       -------
     Total Liabilities and Shareholders' Equity                                                 $93,075       $90,912
                                                                                                =======       =======

See accompanying notes.


EMCON
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 ---------------------------------------------------------------------------------------------------------------------------
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                                 on             Total
                                                         Common Stock          Retained      Marketable     Shareholders'
 (In thousands)                                       Shares      Amount       Earnings      Securities         Equity
 ---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                            8,186     $40,958       $22,132      $   (31)          $63,059
 Issuance of common stock upon exercise of
   options, net of redemptions                             30          35            --                             35
 Income tax benefits of employee stock option
   exercises                                               --          50            --                             50
 Issuance of common stock under the Employee Stock
   Purchase Plan                                          114         369            --                            369
 Issuance of restricted stock, net of cancellation         (1)        (11)           --                            (11)
 Net change in unrealized losses on marketable
   securities                                              --          --            --           18                18
 Net income                                                --          --         1,786                          1,786
                                                     ----------------------------------------------------------------------

 Balance at December 31, 1995                           8,329      41,401        23,918          (13)           65,306
 Issuance of common stock upon exercise of
   options, net of redemptions                              5          15            --                             15
 Issuance of common stock under the Employee Stock
   Purchase Plan                                           88         258            --                            258
 Issuance of restricted stock, net of cancellation         91         327            --                            327
 Net change in unrealized losses on marketable
   securities                                              --          --            --           13                13
 Dividends paid                                            --          --           (16)                           (16)
 Net loss                                                  --          --       (10,091)                       (10,091)
                                                     -----------------------------------------------------------------------

 Balance at December 31, 1996                           8,513      42,001        13,811            0            55,812
 Issuance of common stock upon exercise of
   options, net of redemptions                             42         151            --                            151
 Issuance of common stock under the Employee Stock
   Purchase Plan                                           36          99            --                             99
 Cancellation of restricted stock                         (19)        (67)           --                            (67)
 Dividends paid                                            --          --           (52)                           (52)
 Net income                                                --          --         2,157                          2,157
                                                     -----------------------------------------------------------------------

 Balance at December 31, 1997                           8,572     $42,184       $15,916     $      0           $58,100
                                                     -----------------------------------------------------------------------

See accompanying notes.


EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

 ------------------------------------------------------------------------------- ------------------------------------------
                                                                                         Years Ended December 31,
 Increase (decrease) in cash and cash equivalents (in thousands)                      1997         1996           1995
 ------------------------------------------------------------------------------ ------------- --------------- -------------
 Cash flow from operating activities:
 Net income (loss)                                                                    $2,157      $(10,091)      $ 1,786
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation                                                                       3,808         7,330         4,487
    Amortization                                                                         652         1,034           613
    Bad debt expense                                                                   1,424           717         1,022
    Loss on sale/disposal of property and equipment                                      227           474           129
    Loss on disposition of laboratory                                                    333            --            --
    Gain on disposition of assets                                                     (1,026)           --            --
    Write-down of gas production rights                                                   --           247            --
    Impairment of goodwill                                                                --         6,194            --
    Increase in salary continuation plan                                                 102           133            62
    Changes in operating assets and liabilities:
        Accounts receivable                                                           (3,971)          509         2,376
        Costs in excess of billings                                                      226          (421)           --
        Inventory                                                                     (1,359)         (102)           --
        Prepaid expenses and other assets                                             (1,015)         (782)          302
        Notes receivable                                                              (2,211)         (257)         (206)
        Cash surrender value, insurance policies                                        (639)         (381)         (531)
        Other assets                                                                   2,425        (1,238)          (49)
        Deferred tax assets                                                            1,193        (3,616)          267
        Accounts payable                                                               2,912          (351)       (4,672)
        Accrued payroll and related benefits                                            (562)          661          (605)
        Billings in excess of costs                                                    2,638          (217)           --
        Other accrued liabilities                                                     (1,125)        1,740           251
 ------------------------------------------------------------------------------- ------------- --------------- ------------

           Net cash provided by operating activities                                   6,189         1,583         5,232
 ------------------------------------------------------------------------------- ------------- --------------- ------------
 Cash flow from investing activities:
    Additions to property and equipment                                               (5,325)       (2,484)       (4,082)
    Maturities of available for sale securities                                           --           514         1,953
    Net cash on disposition of laboratory                                              3,794            --            --
    Net cash from dispositions of assets                                               1,040            --            --
    Cash portion of assets held for sale                                                  --          (593)           --
    Acquisitions, net of cash acquired                                                  (858)      (13,827)           --
    Proceeds from sale of property and equipment                                         203           508           327
 ------------------------------------------------------------------------------- ------------- --------------- ------------

           Net cash used for investing activities                                     (1,146)      (15,882)       (1,802)
 ------------------------------------------------------------------------------- ------------- --------------- ------------
 Cash flow from financing activities:
    Proceeds of new debt obligation                                                    1,314        17,526           476
    Payments of current and noncurrent obligations                                    (5,731)       (7,931)           --
    Issuance of common stock for cash, net of cancellations                              201           600           393
    Dividend payments                                                                    (52)          (16)           --
 ------------------------------------------------------------------------------- ------------- --------------- ------------

           Net cash provided by (used for) financing activities                       (4,268)       10,179           869
 ------------------------------------------------------------------------------- ------------- --------------- ------------
 Increase (decrease) in cash and cash equivalents                                        775        (4,120)        4,299
 Cash and cash equivalents, beginning of year                                          5,331         9,451         5,152
 ------------------------------------------------------------------------------- ------------ --------------- -------------
 Cash and cash equivalents, end of year                                               $6,106       $ 5,331       $ 9,451
 ------------------------------------------------------------------------------- ------------ --------------- -------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

In 1994, the Company converted to a fifty-two/fifty-three week fiscal year, resulting in a fifty-two week year in 1997 and a fifty-three week year in 1996. The Company's year end falls on the Friday closest to the last day of the calendar quarter. The Company also follows a five-four-four week quarterly cycle. While the actual period ends for the fiscal years 1997 and 1996 were January 2, 1998 and January 3, 1997, respectively, for convenience, the date shown on accompanying consolidated financial statements is December 31, the last day of the calendar periods.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Expenses:

Revenue from engineering service contracts is recognized as services are provided and revenue from construction projects is recognized on a percentage of completion basis. The Company routinely subcontracts for outside services, such as drilling and specialized laboratory services. These costs are generally passed through to the Company's customers. The Company believes net revenue is a more accurate measure of the value of its services than gross revenue. Direct costs include compensation for billable hours for professional and technical staff and other project expenses reimbursed by clients. Indirect costs include compensation for non-billable professional and technical staff hours, all employee fringe benefits, marketing, and general and administrative expenses such as rent, insurance, depreciation and amortization.

Cash and Cash Equivalents and Marketable Securities:

The Company considers all investment instruments and marketable securities with an original maturity date of 90 days or less at the date of purchase to be cash equivalents. Management determines the appropriate classifications of debt securities held as investments as either held to maturity or available for sale at the time of purchase and reevaluates such designation as of each balance sheet date. Investments consisting primarily of high grade U.S. government and corporate marketable debt securities are classified as available-for-sale, and are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income.
Realized gains and losses and declines in value judged to be other-than-temporary, as well as any interest on these securities, are included in interest income. The cost of securities sold is based on the specific identification method. There were no debt securities held as investment as of December 31, 1997.

Supplemental Cash Flow Information:

Cash paid for income taxes was approximately $1,673,000, $659,000 and $58,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for interest was approximately $1,210,000, $951,000 and $181,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In 1995, the Company sold certain land and buildings in exchange for $1,100,000 in marketable trade credits which will be used to reduce cash payments of future recurring corporate expenses. No significant gain or loss was incurred on the transaction. The trade credits expire in eight years, and the Company expects to utilize such credits prior to expiration. To date, $280,000 of the trade credits have been applied to payments. The Company has agreements for the utilization of an additional $400,000 of the trade credits. $225,000 and $175,000 of these credits are included on the December 31, 1997 consolidated balance sheet in other current assets and other assets, respectively. The remaining balance of $420,000 is included on the December 31, 1997 consolidated balance sheet in other assets.

Inventories:

Inventories are recorded at the lower of cost using the first-in, first-out method, or market.

Property and Equipment:

Property and equipment, net of assets held for sale, consists of (in thousands):
--------------------------------------------------------------------------------
Years Ended December 31,                            1997          1996
--------------------------------------------------------------------------------
Land and buildings                               $  4,683      $  2,808
Machinery and equipment                            19,895        18,886
Furniture and fixtures                              3,685         4,130
Vehicles                                            2,362         2,871
Leasehold improvements                              1,074         1,328
--------------------------------------------------------------------------------
     Total                                         31,699        30,023
Less accumulated depreciation and amortization     15,517        15,301
--------------------------------------------------------------------------------
Net property and equipment                        $16,182       $14,722
--------------------------------------------------------------------------------
Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the estimated useful lives of the assets or the term of the lease (lives range from 3-31 years). Amortization of property and equipment acquired under capital leases is included with depreciation expense.

Approximately $3,963,000 and $7,058,000 of fixed assets net of accumulated depreciation of $3,533,000 and $6,236,000 were sold or disposed of in 1997 and 1996, respectively.

Basic and Diluted Net Income (Loss) per Share:

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share as previously computed under APB 15. Income (loss) per share amounts for all periods have been presented, and where appropriate, the presentation has been restated to conform to the requirements under Statement 128.

Business Segment and Concentration of Credit Risk:

The Company operates within one business segment, which provides comprehensive environmental engineering, consulting, construction facilities operations and maintenance, and services to industrial, private and governmental concerns, predominantly in the waste disposal, petroleum, wood products, chemical and manufacturing industries; as well as to utilities, non-regulatory government entities, financial institutions and real estate developers. There are no significant operations or revenues generated from non United States locations. Ongoing credit evaluations of its customers' financial condition are performed by the Company, generally requiring no collateral.

In 1997, one customer accounted for approximately 10% of gross revenue; however, excluding subcontractor fees, this customer represented approximately one percent of net revenue. In 1996 and 1995, no customer accounted for more than 10% of gross revenue.

Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income (loss), changes in the value of available-for-sale securities and foreign currency translation adjustments, and other such items disclosed in the statement of stockholders' equity. SFAS 131 revises the manner in which public companies report segment information in annual financial statements. The Company will adopt SFAS 130 and SFAS 131 in the first quarter of 1998, and based on current circumstances, does not believe the effect of adoption will be significant.

2. Contracts in Progress

Information related to contracts in progress (in thousands):
--------------------------------------------------------------------------------
Years Ended December 31,                                1997         1996
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts               $12,995        $4,181
Estimated earnings on uncompleted contracts             2,187           940
                                                     --------       -------
                                                       15,182         5,121
Less billings to date on uncompleted contracts         17,236         4,311
--------------------------------------------------------------------------------
       Total                                         $ (2,054)        $ 810
--------------------------------------------------------------------------------

Included in the accompanying consolidated balance sheets on an individual contract basis are (in thousands):
--------------------------------------------------------------------------------
Years Ended December 31,                                     1997        1996
--------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings
    on uncompleted contracts.                             $   678     $   904
Billings in excess of costs and estimated earnings
    on uncompleted contracts                               (2,732)        (94)
--------------------------------------------------------------------------------
        Total                                             $(2,054)    $   810
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

As of December 31, 1997, $328,000 of the 1996 restructuring charges have been incurred and $318,000 remains in other accrued liabilities. A net reduction of $586,000 to the reserve was recorded to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space and lower than anticipated severance costs due to retaining certain previously identified personnel.

In October, 1994, as a result of changes in senior management, the Company's Board of Directors approved a corporate restructuring plan that included the write-off of employment contracts with no future value, termination of personnel, and the elimination or abandonment of excess and under performing assets and facilities. During the twelve months ended December 31, 1997, $27,000 of cash charges related to the 1994 restructuring were incurred and charged against the established reserve, bringing the reserve to a zero balance. To date, $1,169,000 of restructuring costs have been incurred with no additional cost anticipated.

4. Impairment of Assets Held for Sale/Loss on Disposition of Laboratory

In December 1996, the Company executed a letter of intent to sell its laboratory division, Columbia Analytical Services, Inc. ("CAS"), to the employees of CAS by the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000. For the year ended December 31, 1996, CAS had a loss before taxes of $142,000.

During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 ("CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid $206,000 in cash to CAS for retired employee contracts and for accelerated vesting of stock options and other non-vested stock rights. As a result of several closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997 of $333,000. CAS and the Company also entered into a Master Service Agreement relating to the continued provision of laboratory services to the Company (the "MSA"). The CAS Notes are subject to offset, in certain circumstances, based upon the levels of future revenues to CAS accruing under the MSA. The Company currently does not anticipate that any material offset will occur under the terms of the MSA.

5.  Other Dispositions

During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project of $1,026,000.

6. Acquisitions

Goodwill

Effective May 1, 1997, Organic Waste Technology, Inc. (OWT), a wholly-owned subsidiary of EMCON, acquired all of the outstanding equity interest in National Earth Products, Inc. (NEP), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and the issuance of EMCON's convertible promissory notes in the aggregate principal amount of $800,000. Approximately 50% of the convertible notes are due on May 1, 2000, with the balance due on May 1, 2002. The indebtedness bears interest at the rate of 8% per annum and is convertible into EMCON Common Stock at a conversion price of $6.50 per share. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,476,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of December 31, 1997 was approximately $39,000. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earn out goals over the next three years. This acquisition would not have had a material effect on net revenue, net income, or income per share, had it been effective at January 1, 1997.

On February 29, 1996, EMCON acquired all the outstanding capital stock of Organic Waste Technologies, Inc. ("OWT"), a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,859,000 in cash plus the issuance of convertible notes and other contractual indebtedness held by certain senior OWT management in the principal amount of $1,747,000. The transaction was accounted for as a purchase. The indebtedness bears interest at the rate of 8% per annum with all principal due and payable in full on March 1, 2001. The indebtedness may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the indebtedness has not been converted into OWT shares, it may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001 at a conversion price of $6.50 per share. Goodwill of approximately $11,382,000, which included a $253,000 increase resulting from the establishment of a deferred tax asset related to this acquisition, is being amortized over thirty years using the straight line method. Related accumulated amortization at December 31, 1997, was approximately $689,000.

     The following  summarizes  the unaudited pro forma net revenue,  net income
(loss), and income (loss) per share of the combined company for the unaudited twelve months ended December 31, 1996 compared to the audited twelve months ended December 31, 1997 (in thousands):
--------------------------------------------------------------------------------
                                                                 Pro Forma
                                                1997               1996
Twelve months ended December 31,             (audited)          (unaudited)
-------------------------------------------------------------- -----------------
Net revenue                                    $109,502          $120,738
Net income (loss)                                 2,157           (10,407)
Income (loss) per share                           $0.25            ($1.23)
--------------------------------------------------------------------------------
The above pro forma results of operations do not purport to reflect the actual results of operations had the Company actually acquired OWT as of the beginning of 1996.

Effective April 1, 1994, the Company acquired all of the capital stock of Wehran Envirotech, Inc. ("Wehran"), an environmental consulting company headquartered in Middletown, New York, in exchange for 410,000 shares of the Company's common stock valued at $2,818,000 and $439,000 in direct acquisition costs. The transaction was accounted for as a purchase. An additional 80,000 shares, valued at $290,000, were issued to Wehran shareholders in December, 1994 as a result of their attaining certain predetermined operating performance goals. Goodwill of approximately $1,896,000 resulting from this acquisition is being amortized over twenty years using the straight line method. Accumulated amortization as of December 31, 1997, was approximately $348,000. Subsequent to the purchase of Wehran, the Company issued an additional 425,000 shares of its common stock to retire approximately $5,000,000 of Wehran's convertible subordinated notes. In addition, the Company also paid approximately $6,100,000 in cash to satisfy amounts borrowed against Wehran's revolving credit line ($5,000,000) and obligations due to settlement of certain litigation ($1,100,000).

Acquisitions made by the Company from 1992 through 1993 have resulted in goodwill of approximately $1,216,000 which is included with intangible assets and is being amortized over a period of 20 years using the straight-line method. Related accumulated amortization was approximately $979,000 at December 31, 1997.

Other Intangible Assets:

Intangible assets included $879,000 at December 31, 1996, representing gross costs incurred to obtain landfill gas production rights. The related accumulated amortization was approximately $798,000 at December 31, 1996. In December, 1996, the Company reduced the value of these landfill gas production rights by

$247,000 to their estimated fair value, and, at December 31, 1997, they were fully amortized.

Other intangible assets at December 31, 1997, also include $888,000, representing the gross cost to reacquire certain patent rights associated with the Company's proprietary leachate evaporation system technology. Accumulated amortization at December 31, 1997, was approximately $74,000 and the patent is being amortized over the 15 year life of the patent.

7. Other Noncurrent Obligations

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

Included in other noncurrent obligations are the Company's liabilities under salary continuation agreements. Liabilities under salary continuation agreements were $1,088,000 and $939,000 at December 31, 1997 and 1996, respectively. These liabilities have been funded through insurance policies.

Capital lease obligations are included in property and equipment with a cost and accumulated depreciation of $87,000 and $44,000, respectively, at December 31, 1997, and $324,000 and $80,000, respectively, at December 31, 1996.

8. Retirement Plan

The Company sponsors a qualified retirement plan, generally available to all employees, which is based on Section 401(k) of the Internal Revenue. Employees may elect to contribute up to 20% of their annual compensation to the plan up to the Internal Revenue Service annual contribution limit of $9,500 for 1997. Prior to 1997, the Company voluntarily matched the employee's contribution to a maximum of 3% of annual compensation. In 1997, the Company elected to suspend the Company match. The Company's contributions to the retirement plan were $1,146,000, and $1,177,000 for the years ended December 31, 1996 and 1995, respectively.

9. Commitments

The Company leases its office facilities, as well as office equipment, under operating leases in various locations. Until 1995, certain office facilities were leased from partnerships in which certain officers and shareholders of the Company had controlling interests. Lease arrangements with the partnerships were terminated in 1995. The annual rents under leases from partnerships was approximately $473,000 for 1995. The Company's minimum annual lease commitments under all operating leases are approximately (in thousands):
--------------------------------------------------------------------------------
Years Ending December 31,
--------------------------------------------------------------------------------
1998                                                                     $4,808
1999                                                                      3,921
2000                                                                      2,748
2001                                                                      1,623
2002                                                                        961
--------------------------------------------------------------------------------
Rent expense was approximately $5,523,000, $5,263,000 and $4,429,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Certain employees have signed non-competition agreements which will provide them with monthly payments from $400 to $3,000 for a period of up to ten years, commencing on the tenth anniversary date of the agreements. (See note 7.)

10. Litigation

As a firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the fourth quarter of 1996, the Company agreed to settlement terms on a number of outstanding legal matters. At the same time, the Company assessed the potential exposure relative to all other known pending matters. Based on the foregoing, the Company increased its legal reserve by an additional $1,553,000 at December 31, 1996. No increases to legal reserves occurred in 1997. In the opinion of management, the resolution of all known lawsuits/claims at amounts in excess of established reserves will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

11. Long-term Debt

Long-term debt consists of the following (in thousands):
---------------------------------------------------------------------------------------- --------------- -------------
Years Ended December 31,                                                                        1997           1996
---------------------------------------------------------------------------------------- --------------- -------------
Variable-rate note payable to bank
     (effective  rate at 12/31/97  was 7.46%).  Payable in  quarterly  installments  of       $4,857         $ 9,286
     $357  with a final  payment  of $3,214 in 2001.  Collateralized  by the  assets of
     EMCON.
8.00%  unsecured  notes  payable  to  certain  former  OWT  shareholders.   Payable  on        1,747           1,747
     termination  date in 2001.  This debt may be converted  into common  stock at $6.50 per share.  Conversion of debt, if it occurs,  would be within ninety days after November 30, 2001.
7.99% note payable to bank in monthly installments  through 2006.  Cross-collateralized        4,285           4,661
     by the assets of OWT with a net book value of $7,823.
8.49% note payable to bank in monthly  installments  through  2001.  Collateralized  by          284             374
     equipment of OWT with a net book value of $337.
8.99% note payable to bank in monthly installments  through 2000.  Cross-collateralized          206             296
     by the assets of OWT with a net book value of $7,823.
7.89% note payable to bank in monthly installments  through 2012.  Cross-collateralized        1,158              --
     by the assets of OWT with a net book value of $7,823.
8.00% unsecured notes payable to former NEP shareholders.  Approximately                         800              --
     50% of the  convertible  notes are due on May 1, 2000 with the  balance due on May
     1,  2002.  This  debt may be  converted  into common stock at $6.50  per share.  Conversion of debt, if it occurs,  would be 50% on May 1, 2000, and 50% on
     May 1, 2002.
9.07%  note  payable  to  finance  company  in  monthly   installments   through  2001.          142              --
     Collateralized by equipment of NEP with a net book value of $88.
Other  indebtedness,  interest  rates vary from 5.3% to 15.9%  payable in  installments          312             553
    through 2000.  (Primarily lease obligations)
                                                                                         --------------- -------------
Total Long-term Debt                                                                         $13,791         $16,917
Less current portion                                                                         $ 2,350         $ 2,250
---------------------------------------------------------------------------------------- --------------- -------------
Long-term Debt, net of current portion                                                       $11,441         $14,667
---------------------------------------------------------------------------------------- --------------- -------------

Interest paid on all outstanding debt amounted to $1,135,000 in 1997 and $951,000 in 1996.

Aggregate  principal  payments for the next five years for years ending December
31,
--------------------------------------------------------------------------------
1998                                                                $  2,350
1999                                                                   2,173
2000                                                                   2,937
2001                                                                   2,899
2002 and thereafter                                                    3,432
--------------------------------------------------------------------------------

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured Credit Agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on May 31, 1998. The Company expects to renew the line of credit component of the Credit Agreement following its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. As of December 31, 1997, the Company was in compliance with all debt covenants.

12. Shareholders' Equity

Preferred Stock:

The Board of Directors of the Company has the authority to determine the rights, preferences, privileges and restrictions of the authorized preferred stock.

Stock Option and Restricted Stock Plans:

The Company has issued options to purchase shares of common stock pursuant to its 1986 and 1988 Incentive Stock Option Plans (both expired in 1997). These options were granted with option exercise prices which are equal to 100%, 105% or 110% of fair market value on the date of grant, and expire over terms ranging from five to ten years. Options generally vest ratably over a two year or four year period.

The Company's Restricted Stock Plan was approved by its shareholders in May, 1991. A total of 225,000 shares of the Company's Common Stock were reserved for issuance under the Restricted Stock Plan. Shares granted to employees under the Restricted Stock Plan generally vest in equal annual installments over periods ranging from three to four years. At December 31, 1997, 118,361 shares were available for issuance.


A summary of activity of the Plans follows:
 --------------------------------------------------------- --------------------------------------------------------
                                                                             Options Outstanding
                                                           -------------- ---------------------- ------------------
                                           Available          Number              Price              Aggregate
                                           for Grant         of Shares          Per Share              Value
 ------------------------------------ -------------------- -------------- ---------------------- ------------------

Balance at December 31, 1994                838,284           2,226,337      $1.15 - $11.25         $17,446,023
Options granted                            (386,650)            386,650      $3.50 - $ 4.88           1,545,537
Options canceled                             72,629             (72,629)     $3.33 - $10.00            (591,701)
Options exercised                             --                (30,000)          $1.15                 (34,666)
------------------------------------- -------------------- -------------- ---------------------- ------------------

Balance at December 31, 1995                524,263           2,510,358      $3.33 - $11.25         $18,365,193
Options granted                            (192,448)            192,448      $3.25 - $ 4.88             728,144
Options canceled                          1,518,674          (1,518,674)     $3.33 - $ 11.25        (12,357,381)
Options exercised                             --                 (4,700)     $3.33 - $ 3.50             (15,698)
------------------------------------- -------------------- -------------- ---------------------- ------------------

Balance at December 31, 1996              1,850,489           1,179,432      $3.25 - $11.25         $ 6,720,258
Options granted                          (1,261,500)          1,261,500      $3.13 - $ 5.00           5,250,375
Options canceled                            534,043            (534,043)     $3.25 - $11.25          (3,030,431)
Options exercised                             --                (42,374)     $3.33 - $ 3.75            (150,621)
Options expired                          (1,004,671)              --                   --                --
                                                                                   --
------------------------------------- -------------------- -------------- ---------------------- ------------------

Balance at December 31, 1997                118,361           1,864,515      $3.13 - $10.00         $ 8,789,581
------------------------------------- -------------------- -------------- ---------------------- ------------------

Employee Stock Purchase Plan:

The EMCON Employee Stock Purchase Plan (ESPP) provided that substantially all employees could purchase the Company's common stock at a price equal to 85% of its fair value on certain specified dates via a payroll deduction plan. At December 31, 1996, 248,338 shares were available for issuance. The Company discontinued the ESPP effective February 1, 1997.

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

--------------------------------------------------------------------------------
                                     Options                      ESPP
                                     -------                      ----
                           1997       1996      1995     1997    1996     1995
--------------------------------------------------------------------------------
Expected life (years)       4.5        6.6       7.0      --      0.5      0.5
Expected volatility         .66        .49       .49      --      .32      .42
Risk-free interest rate     6.1%       6.1%      6.3%     --      5.5%     6.1%
--------------------------------------------------------------------------------

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

----------------------------------------------------------------------- ------------ -------------- -----------------

In thousands except for earnings (loss) per share information             1997           1996             1995
----------------------------------------------------------------------- ------------ -------------- -----------------
Net income (loss)
     As reported                                                        $2,157          $(10,091)          $1,786
     Pro forma                                                          $1,710          $(10,393)          $1,688
Basic (loss) earnings per share
     As reported                                                        $ 0.25          $  (1.19)          $ 0.22
     Pro forma                                                          $ 0.20          $  (1.27)          $ 0.20
----------------------------------------------------------------------- ------------ -------------- -----------------

Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

The weighted average fair value of options granted during 1997, 1996 and 1995 was $2.11, $2.14 and $2.30 per share, respectively.

The following summarizes information about fixed stock options outstanding at December 31, 1997:

----------------------------------------------------------------------------------- ---------------------------------
                               Options Outstanding                                        Options Exercisable
                                                                      Weighted                            Weighted
                             Number          Weighted Average          Average                            Average
   Range of Exercise     Outstanding at    Remaining Contractual   Exercise Price   Number Exercisable    Exercise
        Prices              12/31/97               Life                                                    Price
------------------------ ---------------- ------------------------ ---------------- ------------------- -------------
    $9.25 - $10.00             172,750             4.6                  $9.31             172,750           $9.31
    $6.50 - $ 8.83              72,950             5.6                  $6.98              62,700           $6.98
    $5.00 - $ 6.00             669,125             5.0                  $5.01              12,750           $5.28
    $3.13 - $ 4.88             949,690             5.3                  $3.50             166,953           $3.93
------------------------ ---------------- ------------------------ ---------------- ------------------- -------------
    $3.13 - $10.00           1,864,515             5.2                  $4.71             415,153           $6.67
------------------------ ---------------- ------------------------ ---------------- ------------------- -------------

December 31, 1996, 673,400 shares were exercisable at an average exercise price of $6.93 per share.

In December, 1996 employees (other than officers and directors) with options having exercise prices of $5.00 per share or greater were given the right to either sell back their options to the Company, to exchange their options for new options, to retain their original options or elect a combination of the three. The rates at which the outstanding options could be exchanged or sold back to the Company varied depending on the original option exercise price. Participants could exchange their outstanding stock options for newly granted options at rates ranging from one new share for every three old option shares to one new share for every five old option shares. Alternatively, participants could sell back their options at prices ranging from $0.10 to $0.40 per option share. This resulted in options of 743,319 shares being canceled for a cash settlement of approximately $156,000, and an additional 203,727 shares canceled in exchange for the grant of new options covering 47,247 shares with an option exercise price of $3.68 per share.

13.  Earnings Per Share

------------------------------------------------------------------- ----------------------------------------------
                                                                                 Years Ended December 31,
 (In thousands, except for earnings per share)                             1997             1996           1995
------------------------------------------------------------------- ----------------- --------------- --------------
 Numerator:
     Net income (loss)                                                    $ 2,157         $(10,091)        $ 1,786
                                                                          -------         ---------        -------
     Numerator for basic earnings per share -
         income (loss) available to common stockholders                   $ 2,157         $(10,091)        $ 1,786

     Effect of dilutive securities:
         8% convertible debentures                                            N/A(1)            --             N/A
                                                                         --------         ----------       -------

     Numerator for diluted earnings per share -
         income (loss) available to common stockholders
         after assumed conversions                                        $ 2,157         $(10,091)        $ 1,786
                                                                          -------         ---------        -------

  Denominator:
     Denominator for basic earnings (loss) per share -
       weighted-average shares                                              8,549            8,485           8,274

     Effect of dilutive securities:
         Employee stock options                                               144               --              64
         8% convertible debentures                                            N/A(1)            --             N/A
                                                                          -------         ---------        --------

     Dilutive potential common shares
     Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversions                                                        8,693               --           8,338
                                                                        =========         ==========       =========

     Basic earnings (loss) per share                                    $    0.25         $  (1.19)        $  0.22
                                                                        =========         ==========       =========

     Diluted earnings per share                                         $    0.25               --         $  0.21
                                                                        =========         ==========       =========

 ------------------------------------------------------------------- ---------------- ----------------- -------------

(1)Excluded from the above reconciliations were approximately 269,000 shares of common stock that may be issued at $6.50 per share to convert $1,747,000 of indebtedness to certain senior management of OWT because they were antidilutive at December 31, 1997. Conversion of debt, if it occurs, would be within ninety days after November 30, 2001.

Also excluded from the above reconciliations were approximately 123,000 shares of common stock that may be issued at $6.50 per share to convert $800,000 of indebtedness to certain senior management of NEP because they were antidilutive at December 31, 1997. Conversion of debt, if it occurs, would be 50% at May 1, 2000, and 50% at May 1, 2002.

14.  Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

------------------------------------------------------------------------- ------------ ------------- --------------
Years Ended December 31,                                                     1997          1996          1995
------------------------------------------------------------------------- ------------ ------------- --------------
Federal:
   Current                                                                   $   43     $    607           $438
   Deferred                                                                     832       (3,358)            61
------------------------------------------------------------------------- ------------ ------------- --------------
        Total Federal                                                           875       (2,751)           499
------------------------------------------------------------------------- ------------ ------------- --------------
State:
   Current                                                                      179           73             78
   Deferred                                                                     107         (258)           206
------------------------------------------------------------------------- ------------ ------------- --------------
        Total State                                                             286         (185)           284
------------------------------------------------------------------------- ------------ ------------- --------------
        Total Federal and State                                              $1,161      $(2,936)          $783
------------------------------------------------------------------------- ------------ ------------- --------------

A reconciliation between the Company's effective tax rate of 35.0% in 1997, (22.5%) in 1996 and 30.5% in 1995 and the U.S. statutory rate is as follows (in thousands):

------------------------------------------------------------------------- ------------ -------------- --------------
Years Ended December 31,                                                     1997          1996           1995
------------------------------------------------------------------------- ------------ -------------- --------------
Tax at U.S. statutory rate                                                   $1,128      $(4,559)           $899
State taxes, net of federal benefit                                             189         (280)            149
Fuel tax credits                                                               (416)        (454)           (515)
Goodwill amortization                                                           180        2,306             150
Meals and entertainment                                                          90           94             105
Other individually immaterial items                                             (10)         (43)             (5)
------------------------------------------------------------------------- ------------ -------------- --------------
        Total Federal and State                                              $1,161      $(2,936)           $783
------------------------------------------------------------------------- ------------ -------------- --------------

As of December 31, 1997, the Company has federal alternative minimum tax credit carryforwards of approximately $1,980,000 which have no expiration date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (in thousands):

-------------------------------------------------------------------------------------------- ---------- ------------
Years Ended December 31,                                                                       1997        1996
-------------------------------------------------------------------------------------------- ---------- ------------
Deferred tax assets:
     Alternative minimum tax credit carryforwards                                              $1,980     $2,327
     Deferred compensation                                                                        342        340
     Allowance for doubtful accounts                                                              318        403
     Vacation accruals                                                                            582        636
     Restructuring accruals                                                                     2,330      3,145
     Other individually immaterial items                                                          221        424
-------------------------------------------------------------------------------------------- ---------- ------------
         Total deferred tax assets                                                             $5,773     $7,275
-------------------------------------------------------------------------------------------- ---------- ------------
Deferred tax liabilities:
     Tax over book depreciation                                                               $   436    $   532
     Tax accounting method changes                                                                 72         70
     Payment liabilities deducted                                                                   2        108
     Supplies                                                                                      --        110
-------------------------------------------------------------------------------------------- ---------- ------------
         Total deferred tax liabilities                                                       $   510    $   820
-------------------------------------------------------------------------------------------- ---------- ------------
Total net deferred tax assets                                                                  $5,263     $6,455
-------------------------------------------------------------------------------------------- ---------- ------------

15.  Related Party Transactions

The Company's Chief Financial Officer, currently serves as a member of the Board of Directors of Columbia Analytical Services, Inc. (CAS), an analytical laboratory company in which the Company retains a minority interest. CAS remains a significant outside vendor of laboratory services to the Company.


16.  Quarterly Data (unaudited)

 -----------------------------------------------------------------------------------------------------------------
 (In thousands                                             First           Second          Third           Fourth
 except per share amounts)                                Quarter         Quarter         Quarter         Quarter
 -----------------------------------------------------------------------------------------------------------------
 1996
 Gross revenue                                            $28,564          $35,881         $36,416        $36,765
 Net revenue                                               24,607           30,542          31,560         30,996
 Income (loss) from operations                                119              790             582        (13,762)
 Net income (loss)                                             34              365             259        (10,749)
 Basic earnings (loss) per share                          $  0.00          $  0.04         $  0.03        $ (1.26)
 Diluted earnings per share                               $  0.00          $  0.04         $  0.03           --
 -----------------------------------------------------------------------------------------------------------------
 1997
 Gross revenue                                            $31,363          $33,114         $40,764        $34,102
 Net revenue                                               27,581           24,467          29,899         27,555
 Income from operations                                     1,317            1,084           1,789            675
 Net income                                                   691              494             943             29
 Basic earnings per share                                 $  0.08          $  0.06         $  0.11        $  0.00
 Diluted earnings per share                               $  0.08          $  0.06         $  0.11        $  0.00
 -----------------------------------------------------------------------------------------------------------------

Historically, the Company's net revenue is adversely affected in the first and fourth quarters of each year, primarily as a result of restricted field work due to weather conditions.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
EMCON

We have audited the accompanying consolidated balance sheets of EMCON as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCON at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Francisco, California
February 18, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1997.

Item 11.      Executive Compensation

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1997.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1997.

Item 13.      Certain Relationships and Related Transactions

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                      Page

(a)(1)    Financial Statements                                          18

(a)(2)    Schedule II - Valuation and Qualifying Accounts               43

(b)       Reports on Form 8-K                                           --

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)       Index to Exhibits                                             44

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

                                      EMCON

Dated:    3/27/97            By     /s/ Eugene M. Herson
        -----------                 --------------------
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

       Signature                     Title                            Date
       ---------                     -----                            ----
/s/ Douglas P. Crane       Chairman of the Board and Director     March 27, 1998
--------------------
Douglas P. Crane

/s/ Eugene M. Herson       President, Chief Executive Officer     March 27, 1998
--------------------       and Director (Principal Executive
Eugene M. Herson           Officer)


/s/ R. Michael Momboisse   Chief Financial Officer,
------------------------   Vice President - Legal and             March 27, 1998
R. Michael Momboisse       Secretary (Principal Financial
                           and Accounting Officer)

/s/ Donald R. Andres       Vice President and Director            March 27, 1998
--------------------
Donald R. Andres

/s/ Richard A. Peluso      Vice President and Director            March 27, 1998
---------------------
Richard A. Peluso

/s/ Donald R. Kerstetter   Director                               March 27, 1998
------------------------
Donald R. Kerstetter

/s/ Jack M. Marzluft       Director                               March 27, 1998
--------------------
Jack M. Marzluft

/s/ Peter Vardy            Director                               March 27, 1998
---------------
Peter Vardy

                                   SCHEDULE II

                                      EMCON
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                               Additions
                            Balance           Charged to                         Balance
                          at Beginning         Costs and                         at End
                           of Period           Expenses        Write-Offs       of Period
Allowance for
Doubtful Accounts:

Year Ended
December 31, 1995          $  975            $  765            $  (688)         $1,052

Year Ended
December 31, 1996          $1,052            $1,985            $(2,086)         $  951

Year Ended
December 31, 1997          $  951            $1,295            $(1,317)         $  929


                                INDEX TO EXHIBITS
                                                                   Sequentially
Exhibit                                                              Numbered
Number                                                                 Page
--------------                                                     ------------
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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                  INDEX TO EXHIBITS (Continued)                  Page
--------------                                                      ------------
10.1       EMCON  1986   Incentive   Stock   Option   Plan              *(1)
           and   Amendment, incorporated by reference
           from Exhibit 10.15 of the Form S-1 Registration
           Statement.

10.2       Form  of  Agreement   pursuant  to  Salary                   *(1)
           Continuation   Plan, incorporated by  reference
           from Exhibit 10.17 of the Form S-1
           Registration Statement.

10.3       Schedule identifying Agreements pursuant to Salary         48*(1)
           Continuation Plan between Registrant and certain employees, incorporated by reference from Exhibit
           10.3 of the March 1997 10-Q.

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

                                                                    Sequentially
Exhibit                                                               Numbered
Number               INDEX TO EXHIBITS (Continued)                     Page
---------                                                           ------------
10.12     Credit Agreement between The Bank of California, N.A.          *
          and Registrant dated February 29, 1996, incorporated by reference from Exhibit 10.2 of the March 1996 8-K.

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

10.16     Fixed Rate Amortization Option Agreement between The           *
          Bank of California, N.A. and Registrant dated February
          29, 1996, incorporated by reference from Exhibit 10.6 of the March 1996 8-K.

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

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      INDEX TO EXHIBITS (Continued                Page
--------------                                                      ------------

10.23     Lease Agreement dated April 4, 1997, between EMCON              *
          and Columbia Analytical Services, Inc., incorporated by reference from Exhibit 10.23 of the March 1997
          10-Q.

10.24     Amendment 1997-I to EMCON Deferred Compensation Plan            *(1)
          dated effective February 22, 1997, incorporated by reference from Exhibit 10.24 of the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 30, 1997 10-Q").

10.25     Fourth Amendment to Credit Agreement dated effective            *
          June 24, 1997 among EMCON and Union Bank of California,
          N.A., incorporated by reference from Exhibit 10.25 of the June 30, 1997 10-Q.

10.26     Amended and Restated Agreement between Eugene M.              49*
          Herson and Registrant dated November 3, 1997.

10.27     Amended and  Restated  Agreement  between R.                  56*
          Michael   Momboisse  and  Registrant   dated
          November 3, 1997.

10.28     Deferred Compensation Plan, Amended and Restated              63*
          effective January 1, 1998.

 27       Financial Data Schedule, included herein.                     91

* Incorporated  by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.