Form 10-Q
period 1998-03-31
EMCON
filed 1998-05-12
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,715,464 shares of Common Stock Issued and Outstanding as of May 8, 1998.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998




                                                                          Page
                                                                         Number

FACING SHEET.........................................................         1

TABLE OF CONTENTS....................................................         2

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997...............         3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1998 and 1997.........         4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1997.........         5

                  Notes to Consolidated Financial Statements.........         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......        11

PART II.   OTHER INFORMATION.........................................        13

Signatures...........................................................        14

Index to Exhibits....................................................        15



   EMCON
   CONSOLIDATED BALANCE SHEETS
 ------------------------------------------------------------------------------------- -------------- ----------------
                                                                                         March 31,     December 31,
                                                                                           1998            1997
 (In thousands, except share amounts)                                                   (Unaudited)      (Audited)
 ------------------------------------------------------------------------------------- -------------- ----------------

 ASSETS
 Current Assets:
 Cash and cash equivalents                                                               $  7,356      $  6,106
 Accounts Receivable:
     Billed accounts receivable, net of allowance for doubtful accounts
       of $689 and $634 at March 31, 1998 and December 31, 1997 respectively               24,808        31,413
     Unbilled accounts receivable, net of allowance for doubtful accounts
       of $283 and $295 at March 31, 1998 and December 31, 1997, respectively               6,659         5,310
 Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                  2,201           678
 Prepaid expenses and other current assets                                                  3,149         3,401
 Inventory                                                                                  2,703         2,238
 Deferred taxes, current portion                                                            4,235         4,235
                                                                                          -------       -------
     Total Current Assets                                                                  51,111        53,381

 Net property and equipment, at cost                                                       15,521        16,182
 Notes receivable                                                                           2,426         2,811
 Cash surrender value of insurance policies                                                 2,366         2,346
 Other assets                                                                               2,783         2,597
 Deferred tax assets                                                                        1,028         1,028
 Goodwill, net of amortization                                                             13,778        13,916
 Other intangible assets, net of amortization                                                 841           814
                                                                                         --------     ---------
     Total Assets                                                                         $89,854       $93,075
                                                                                          =======       =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable                                                                        $  5,218      $  8,391
 Accrued payroll and related benefits                                                       4,662         4,356
 Other accrued liabilities                                                                  3,266         2,969
 Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                               2,785         2,732
 Long-term obligations due within one year                                                  2,269         2,350
                                                                                         --------      --------
     Total Current Liabilities                                                             18,200        20,798

 Long-term debt                                                                            10,816        11,441
  Other noncurrent obligations                                                              2,714         2,736
 Commitments and contingencies                                                                 --            --
 Shareholders' Equity:
 Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                                           --            --
 Common stock, no par value, 15,000,000 shares authorized;
     8,577,262 and 8,571,764 shares issued and outstanding at
     March 31, 1998 and December 31, 1997, respectively                                    42,193        42,184
 Retained earnings                                                                         15,931        15,916
                                                                                           ------       -------
     Total Shareholders' Equity                                                            58,124        58,100
                                                                                           ------       -------
     Total Liabilities and Shareholders' Equity                                           $89,854       $93,075
                                                                                          =======       =======
See accompanying notes.


EMCON
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------- ---------------------------------
                                                                                         Three months ended
                                                                                             March 31,
                                                                                            (Unaudited)
                                                                                  ---------------------------------
(In thousands, except per share amounts)                                                1998             1997
--------------------------------------------------------------------------------- ----------------- ---------------
Gross revenue                                                                          $28,779           $31,363
Outside services at cost                                                                 2,957             3,782
                                                                                     ---------         ---------

         Net revenue                                                                    25,822            27,581

Costs and expenses:
     Direct expenses                                                                    13,822            12,606
     Indirect expenses                                                                  11,857            14,226
     Restructuring/other charges                                                            --               (75)
     Loss on disposition of laboratory                                                      --               333
     Gain on sale of assets                                                                 --              (826)
                                                                                    ----------          ---------

         Income from operations                                                            143             1,317

Interest income                                                                           (168)              (94)
Interest expense                                                                           293               331
Equity in income of affiliates                                                             (15)              (18)
Minority interest (income) expense                                                         (22)               35
                                                                                    -----------         --------

Income before provision for income taxes                                                    55             1,063
Provision for income taxes                                                                  35               372
                                                                                     ---------         ---------

Net income                                                                          $       20        $      691
                                                                                    ==========        ==========

Basic earnings per share                                                            $     0.00       $      0.08
                                                                                    ==========       ===========

Diluted earnings per share                                                          $     0.00       $      0.08
                                                                                    ==========       ===========

Shares used in computing basic earnings per share                                        8,573             8,535
                                                                                     =========        ==========

Shares used in computing diluted earnings per share                                      8,827             8,540
                                                                                     =========        ==========



EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------- -------------------------------
                                                                                 Three months ended
                                                                                     March 31,
                                                                                    (Unaudited)
                                                                           -------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                 1998            1997
-------------------------------------------------------------------------- ---------------- --------------
Cash flow from operating activities:
Net income                                                                    $     20          $   691
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
   Depreciation                                                                    967              893
   Amortization                                                                    153              151
   Bad debt expense                                                                 73              501
   Gain on sale/disposal of property and equipment                                (257)            (142)
   Loss on disposition of laboratory                                                --              333
   Gain on disposition of assets                                                    --             (826)
   Increase in salary continuation plan                                             40               17
   Changes in operating assets and liabilities:
       Accounts receivable                                                       5,183           (2,256)
       Costs and estimated earnings in excess of billings on uncompleted        (1,523)            (346)
       contracts
       Inventory                                                                  (465)            (489)
       Prepaid expenses and other assets                                           252              385
       Notes receivable                                                            385              116
       Cash surrender value, insurance policies                                    (20)            (185)
       Other assets                                                               (268)             (78)
       Accounts payable                                                         (3,173)            (416)
       Accrued payroll and related benefits                                        306           (1,247)
       Billings in excess of costs and estimated earnings on uncompleted            53            1,189
       projects
       Other accrued liabilities                                                   275              604
-------------------------------------------------------------------------- ---------------- --------------

          Net cash provided by (used for) operating activities                   2,001           (1,105)
-------------------------------------------------------------------------- ---------------- --------------
Cash flow from investing activities:
   Additions to property and equipment                                            (395)          (1,157)
   Net cash on disposition of laboratory                                            --            3,794
   Net cash from dispositions of assets                                             --              840
   Proceeds from sale of property and equipment                                    346              512
-------------------------------------------------------------------------- ---------------- --------------

          Net cash (used for) provided by investing activities                     (49)           3,989
-------------------------------------------------------------------------- ---------------- --------------
Cash flow from financing activities:
   Proceeds of new debt obligation                                                  --              250
   Payments of current and long term portion of debt                              (706)            (619)
   Issuance of common stock for cash, net of cancellations                           9               76
   Dividend payments                                                                (5)             (21)
-------------------------------------------------------------------------- ---------------- --------------

          Net cash used for financing activities                                  (702)            (314)
-------------------------------------------------------------------------- ---------------- --------------
Increase in cash and cash equivalents                                            1,250            2,570
Cash and cash equivalents, beginning of year                                     6,106            5,331
-------------------------------------------------------------------------- ---------------- --------------
Cash and cash equivalents, end of year                                          $7,356           $7,901
-------------------------------------------------------------------------- ---------------- --------------
See accompanying notes.


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

     These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1997.

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-off of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the quarter ended March 31, 1998, $18,000 relating to the restructuring were incurred and charged against the established reserve. At March 31, 1998, $346,000 of accrued restructuring costs have been incurred and $300,000 remains in other accrued liabilities.

3.   Acquisition

     Effective May 1, 1997, Organic Waste Technology, Inc. ("OWT"), a wholly owned subsidiary of EMCON, acquired all of the equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and $800,000 in notes payable. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,476,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of March 31, 1998, was approximately $54,000. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earnout goals over the next two years. This acquisition would not have had a material effect on net revenue, net income, or income per share, had it been effective at January 1, 1997.

4.   Credit Agreement

     In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a long term basis with interest at a variable rate, generally not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. In April, 1997, following the infusion of cash upon the first quarter sale of the Company's laboratory operations, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the credit agreement is available on a line of credit basis for working capital purposes (with up to $5,000,000 of this amount available for non-working capital purposes). The line of credit component of the credit agreement expires on May 31, 1998.

5.   Litigation

     As a professional services firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims, but in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.  Earnings Per Share
    -------------------------------------------------------------------------------------------------------------
                                                                                               Three months ended
                                                                                                   March 31,
                                                                                              -------------------
    (In thousands, except for earnings per share)                                              1998          1997
    -------------------------------------------------------------------------------------------------------------
    Numerator:
     Net income                                                                               $   20      $   691
                                                                                              ------      -------
     Numerator for basic earnings per share -
         income available to common stockholders                                                  20          691
     Effect of dilutive securities:
         8% convertible debentures                                                               N/A(1)       N/A(1)
                                                                                              ------      -------
     Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions                                                                20          691
                                                                                              ======      =======
    Denominator:
    Denominator for basic earnings per share -
         weighted-average shares                                                               8,573        8,535
    Effect of dilutive securities:
         Employee stock options                                                                  254            5
         8% convertible debentures                                                               N/A(1)       N/A(1)
    Dilutive potential common shares
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed                                          8,827        8,540
                                                                                              ======       ======
         conversions
    Basic earnings per share                                                                  $ 0.00       $ 0.08
                                                                                              ======       ======
    Diluted earnings per share                                                                $ 0.00       $ 0.08
                                                                                              ======       ======
    -------------------------------------------------------------------------------------------------------------
     (1)Excluded  from the  above  reconciliations  were  approximately  269,000 shares of  common  stock  that may be issued at $6.50 per share to  convert
     $1,747,000 of indebtedness to certain senior management of OWT because they were  antidilutive  at March 31, 1998.  Conversion  of debt,  if it occurs, would be within ninety days after November 30, 2001. Also excluded from the above  reconciliations  were  approximately  123,000 shares of common stock that may be issued at $6.50 per share to convert  $800,000 of  indebtedness to certain senior management of NEP because they were antidilutive at March
     31, 1998.  Conversion of debt,  if it occurs,  would be 50% at May 1, 2000, and 50% at May 1, 2002.

7.   Other

     In 1994, the Company converted to a fifty-two/fifty-three week fiscal year which will result in a fifty-two week year in 1998. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar period.

8.   Adoption of Statement 131

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting standards No. 131, Disclosure about Segments of an Enterprise and Related Information, ("Statement 131"). Statement 131 superseded FASB Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 9.

9.   Segment Reporting

     Description of the types of services from which each reportable segment derives its revenues.

     EMCON provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private industrial and solid waste clients. The Company is comprised of two reportable segments -- the Operations and Construction Division (EOC) and the Professional Services Division (PSD) -- and services three key service lines: Solid Waste, Site Restoration and Facility Services.

     In the first quarter of 1997, the Company had, in addition to the two reportable segments listed above, a third reportable segment which was its laboratory operations known as Columbia Analytical Services, Inc. (CAS). During the first quarter of 1997, the Company completed the sale of CAS.

     Measurement of segment profit or loss and segment assets.

     The Company evaluates performance of its reportable segments, EOC and PSD, based on operating income or loss before and after corporate overhead allocations, but before interest income, interest expense, equity in income of affliates and minority interest income (loss). Corporate overhead expenses are substantially allocated to the reporting segments based on revenue and/or headcount when an item cannot be specifically identifiable to a reporting segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in EMCON's Form 10K as of December 31, 1997.

     Intersegment sales consist primarily of labor and are marked up to provide the supplying reportable segment a measure of profit. The receiving reportable segment records the transfer as an "Outside Service" and may or may not further mark up the labor cost prior to passing the cost through to its customer. If the cost is not passed through to the customer, the receiving reportable segment records the transaction as an indirect cost. All intersegment accounts are eliminated in consolidation.

     Factors management used to identify the enterprise's reportable segments.

     EMCON's reportable segments are divisional units that offer different services. The reportable segments are each managed separately. The PSD reportable segment concentrates on professional engineering, design and consulting services in solid waste, site restoration and facilities services. The PSD reportable segment has regional operations situated in the North, South, Northwest and Southwest, each overseen by an Area Operations Manager. These regional operations have the same operating parameters (services offered and required operating margins), may serve the same national customers and often share personnel. For reportable segment reporting, these regional operations are aggregated. The EOC reportable segment concentrates on construction, equipment fabrication and operations and maintenance services, primarily to our solid waste clients.

     In 1997, there was a third reportable segment, Columbia Analytical Services, Inc. (CAS), a laboratory division that was subsequently sold during the first quarter of 1997.

     Segment Information
       ----------------------------------------------------------------------------------------------------------------
       (Three months ended March 31, 1998)                      PSD        EOC           CAS        Other         Total
       ----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $18,047    $10,732           N/A       $   --       $28,779
            Intersegment revenues                               197        524           N/A           --           721
       Outside services from:
            External subcontractors                           2,872         85           N/A           --         2,957
            Intersegment services                               572        151           N/A           --           723
       Net revenues                                          14,800     11,020           N/A            2        25,822
       Depreciation expense                                     553        343           N/A           71           967
       Amortization expense                                      --         15           N/A          138           153
       Segment operating profit (loss) before allocations       721        881           N/A           --         1,602
       Segment operating profit (loss) after allocations       (230)       382           N/A           (9)          143
       Segment assets(1)
            Accounts receivable, net                        $21,215    $10,252           N/A       $   --       $31,467
       ----------------------------------------------------------------------------------------------------------------
       (Three months ended March 31, 1997)
       ----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $20,916     $5,988       $ 4,453      $     6       $31,363
            Intersegment revenues                               331        580           734           --         1,645
       Outside services from:
            External subcontractors                           3,507         --           275           --         3,782
            Intersegment services                             1,479        132             8           --         1,619
       Net revenues                                          16,261      6,436         4,904          (20)       27,581
       Depreciation expense                                     424        292           462          177         1,355
       Amortization expense                                      --         --            --          151           151
       Restructuring/other charges                               --         --            --          (75)          (75)
       Loss on disposition of laboratory                         --         --            --          333           333
       Gain on sale of assets                                    --        826            --           --           826
       Segment operating profit (loss) before allocations     1,520      1,076           108           --         2,704
       Segment operating profit (loss) after allocations        880        703           (59)        (207)        1,317
       Segment assets(1)
            Accounts receivable, net                        $26,807     $7,808       $    --      $    --       $34,615
       ----------------------------------------------------------------------------------------------------------------
       (1)The Company  reviews its  consolidated  balance sheet and reviews only accounts receivable on a segment basis.

                                       9



       ----------------------------------------------------------------------------------------------------------------

       Three months ended March 31,                                                                  1998          1997
       ----------------------------------------------------------------------------------------------------------------
       Revenues
       Total external revenues for reportable segments                                            $28,779       $31,357
       Intersegment revenues for reportable segments                                                  721         1,645
       Other revenues                                                                                  --             6
       Elimination of intersegment revenues                                                          (721)       (1,645)
                                                                                                  -------       -------
            Total gross consolidated revenues                                                      28,779        31,363
       Less outside services                                                                        2,957         3,782
                                                                                                  -------       -------
             Total net revenue                                                                    $25,822       $27,581
       ----------------------------------------------------------------------------------------------------------------
       Profit or Loss
       Total operating profit for reportable segments before allocations                          $ 1,602       $ 2,704
       Overhead allocations expense                                                                (1,450)       (1,180)
       Unallocated overhead                                                                            (9)         (207)
                                                                                                  -------       -------
             Total operating profit after allocations                                                 143         1,317

       Interest income                                                                                168            94
       Interest expense                                                                              (293)         (331)
       Equity earnings                                                                                 15            18
       Minority interest                                                                               22           (35)
                                                                                                 --------       -------
            Income before income taxes                                                            $    55       $ 1,063
       ----------------------------------------------------------------------------------------------------------------


       March 31,                                                                                     1998          1997
       ----------------------------------------------------------------------------------------------------------------
       Assets
       Accounts receivable for reportable segments                                                $31,467       $34,615
       Other current assets                                                                        19,644        14,116
       Net property and equipment at cost                                                          15,521        14,552
       Goodwill, net of amortization                                                               13,778        13,501
       Other assets                                                                                 9,444        12,629
                                                                                                  -------       -------
            Total consolidated assets                                                             $89,854       $89,413
       ----------------------------------------------------------------------------------------------------------------


                                       10

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Net Revenue. Net revenue for the first quarter of 1998 totaled $25,822,000, a 6.4% decrease from $27,581,000 for the first quarter of 1997. The decrease in net revenue was, in part, attributable to the divestiture of Columbia Analytical Services, Inc. (CAS), a reportable segment, at the end of the first quarter of 1997 (CAS contributed $4,904,000 to net revenue in the first quarter of 1997). Excluding net revenue contributed by CAS in the first quarter of 1997, net revenue increased 13.9% in the first quarter of 1998 from $22,677,000 in the same period in 1997. The increase in net revenue (excluding CAS) was primarily due to a 71.2% increase in net revenue from EMCON's Operations and Construction
(EOC) reportable segment as the demand for its services continues to expand. This was offset by a 9.0% decrease in net revenue from the Professional Services reportable segment (PSD) due to unanticipated project delays, unusually severe weather conditions and the anticipated impact from the contraction of the PSD's operations throughout the course of 1997.

Direct Expenses. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing and construction activities. Direct expenses for the first quarter of 1998 totaled $13,822,000, a 9.6% increase from $12,606,000 during the first quarter of 1997. Excluding the impact of CAS (which incurred direct expenses of $2,267,000 in the first quarter of 1997) direct expenses increased 33.7% from $10,339,000 in the first quarter of 1997. As a percentage of net revenue, direct expenses as reported increased from 45.7% in the first quarter of 1997 (45.6% if the impact of CAS is excluded) to 53.5% in the first quarter of 1998. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS, the contraction of the PSD reportable segment and the continued expansion of the EOC reportable segment.

Indirect Expenses. Indirect expenses include salary compensation for non-billable hours for professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first quarter of 1998 totaled $11,857,000, a 16.7% decrease from indirect expenses of $14,226,000 during the first quarter of 1997. Excluding the impact of CAS (which incurred indirect expenses of $2,529,000 in the first quarter of 1997) indirect expenses during the quarter increased 1.4% from $11,697,000 during the first quarter of 1997. As a percentage of net revenue, indirect expense decreased from 51.6% (both on a reported basis and excluding the impact of CAS) in the first quarter of 1997 to 45.9% in the first quarter of 1998. The decrease was due in part to the above-noted shift in business mix, the expansion of the EOC reportable segment, the contraction of the Professional Services reportable segment and the continued positive impact of cost containment measures.

Adjustment of Restructuring Accrual. During the first quarter of 1997, the Company reversed an accrual of $75,000 made as part of the restructuring actions taken in the fourth quarter of 1996. The 1996 year end accrual was revised to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space.

Loss on Disposition of Laboratory. During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 ("CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid to CAS $206,000 in cash for retired employee contracts and for accelerated vesting of stock options and other non-vested stock rights. In anticipation of completing the sale, the Company recognized impairment in the value of its investment in CAS of $3,327,000 at the end of 1996. As a result of several pre closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997, of $333,000.

Gain on Sale of Assets. During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project in the first quarter of 1997, of $826,000.

Income From  Operations.   Income from operations for the first quarter of 1998
was $143,000  compared to $1,317,000 during the comparable period last year.

Interest Income. The Company recorded interest income of $168,000 in the first quarter of 1998 compared to $94,000 in the first quarter of 1997. The increase in interest income in the first quarter of 1998 compared to the first quarter of 1997 was primarily due to the recognition of interest income on the CAS Notes.

Interest Expense. The Company incurred interest expense of $293,000 in the first quarter of 1998 compared to $331,000 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $706,000 and additions to property and equipment in the amount of $395,000; mainly computers and field equipment. This was offset by net cash provided by operating activities during the period of $2,001,000.

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

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 4.     Not applicable.

Item 5.           Other Information

                  On April 3, 1998, the Company acquired all of the outstanding equity of Advanced Analytical Solutions, Inc. (A2S) for cash of $600,000 and the issuance of 123,077 shares of EMCON common stock. The former shareholders of A2S are also eligible to receive up to two additional earn out payments of $150,000 (payable in cash and additional shares of EMCON common stock) in each of the two twelve month periods immediately following the acquisition; which earn out payments will be treated as additional purchase consideration and will be tied to the future financial performance of A2S. The Company also extended a three year full recourse secured loan to one of the former A2S shareholders in the principal amount of $225,000. A2S is a nationally recognized provider of alternative dispute resolution, cost allocation, cost recovery and litigation support services around Superfund projects with offices in Denver, Colorado and Philadelphia, Pennsylvania.
Item 6.           Exhibits and Reports

      (a)         Exhibits - See Index to Exhibits on Page 15

      (b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 8, 1998                       EMCON


                                          \o\  R. Michael Momboisse
                                          -------------------------------------
                                          R. MICHAEL MOMBOISSE
                                          Chief Financial Officer,
                                          Vice President - Legal, and Secretary
                                          (Duly authorized and principal
                                           financial and accounting officer)

                                INDEX TO EXHIBITS
                                                                 Sequentially
   Exhibit                                                         Numbered
   Number                                                            Page
--------------                                                  ----------------
     2.1       Stock Purchase  Agreement  dated January 30, 1996,      *
               among Organic Waste  Technologies,  Inc.  ("OWT"),
               Registrant and the selling shareholders and option holders of OWT, incorporated by reference from
               Exhibit 2.1 of the Current Report on Form 8-K dated March 14, 1996,(the "March 1996 8-K").

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

     2.4       Stock Purchase Agreement dated April 4, 1997 among      *
               Registrant,  Columbia  Analytical  Services,  Inc.
               (`CAS"),  Northwest  Trust as  trustee  of the CAS
               Employee Stock  Ownership Trust and certain senior
               management   employees  of   CAS,incorporated   by
               reference  from  Exhibit  2.4 of the  Registrant's
               Quarterly  Report  on Form  10-Q  for  the  fiscal
               quarter  ended  March 31,  1997 (the  "March  1997
               10-Q").

     2.5       Stock  Purchase  Agreement  dated  April 30,  1997      *
               among  Registrant,  OWT,  National Earth Products,
               Inc.("NEP") and the selling stockholders of NEP, incorporated by reference from Exhibit 2.5 of the March 1997 10-Q.

     2.6       Agreement   and  Plan  of   Reorganization   among      19
               Registrant,  Advanced Analytical  Solutions,  Inc.
               ("A2S") and certain other parties dated April 3, 1998.

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

                                                                  Sequentially
   Exhibit                                                          Numbered
   Number                INDEX TO EXHIBITS (Continued)                Page
--------------                                                  ----------------
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

     10.1      EMCON  1986   Incentive   Stock  Option  Plan  and       *(1)
               Amendment,  incorporated by reference from Exhibit
               10.15 of the Form S-1 Registration Statement.

     10.2      Form of Agreement pursuant to Salary  Continuation       *(1)
               Plan, incorporated by reference from Exhibit 10.17 of the Form S-1 Registration Statement.

     10.3      Schedule identifying Agreements pursuant to Salary       *(1)
               Continuation Plan between Registrant and certain employees, incorporated by reference from Exhibit
               10.3 of the  Registrant's  Annual  Report  on Form
               10-K for the fiscal year ended  December  31, 1997
               (the "1997 10-K").

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

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                INDEX TO EXHIBITS (Continued)                 Page
--------------                                                     -------------
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

     10.16     Fixed Rate  Amortization  Option Agreement between        *
               The Bank of California,  N.A and Registrant  dated
               February 29, 1996,  incorporated by reference from
               Exhibit 10.6 of the March 1996 8-K.

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

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                 INDEX TO EXHIBITS (Continued)                Page
--------------                                                    --------------

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

     10.26     Amended and Restated  Agreement  between Eugene M.        *(1)
               Herson and Registrant dated November 3, 1997, incorporated by reference from Exhibit 10.26 of the 1997 10-K.

     10.27     Amended and Restated  Agreement between R. Michael        *(1)
               Momboisse and Registrant dated November 3, 1997, incorporated by reference from Exhibit 10.27 of the 1997 10-K.

     10.28     Deferred  Compensation  Plan, Amended and Restated        *(1)
               effective   January  1,  1998,   incorporated   by
               reference from Exhibit 10.28 of the 1997 10-K.

     10.29     Registration  Rights  Agreement among  Registrant,        55
               and the former shareholders of A2S dated April 3, 1998.

    10.30      Secured Promissory Note by Timothy M. Keaten dated        63
               April 3, 1998 in the principal amount of $225,000.

     27        Financial Data Schedule, included herein.                 69

 *  Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.