Form 10-K/A
period 1997-12-31
EMCON
filed 1998-06-11
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

400 South El Camino Real, Suite 1200
San Mateo, California                                         94402
(Address, of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (650) 375-1522

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                        on which registered
      None                                                       None

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

                                 FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to read in its entirety as follows:

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The directors of the Company and their ages as of March 14, 1998 are as follows:

           Name                               Age                Director Since

Douglas P. Crane (1)........................   69                     1992
Eugene M. Herson............................   55                     1985
Richard A. Peluso...........................   52                     1996
Peter Vardy (2).............................   67                     1994
Donald R. Kerstetter (1) (2)................   66                     1995
Dr. Franklin J. Agardy......................   65                     1998

--------------------------

(1)       Member of Audit Committee.

(2)       Member of Compensation Committee.

The executive officers of the Company as of March 14, 1998 were as follows:

         Name           Age               Positions With the Registrant

Eugene M. Herson         55            President, Chief Executive Officer and
                                                                      Director
R. Michael Momboisse     40            Chief Financial Officer, Vice President -
                                                           Legal and Secretary
Richard A. Peluso        52            Vice President
Donald R. Andres         59            Vice President
Gary McEntee             42            Vice President

        Officers serve at the discretion of the Board. There are no family relationships among directors or executive officers of the Company.

        Douglas P. Crane has served as Chairman of the Board since July, 1995 and as a director of the Company since February 1992. Since February 1989, Mr. Crane has served as Chairman of CJM Associates, Inc., a management consulting firm. Mr. Crane currently serves as Chairman of the Board of Trustees of Cogswell Polytechnical College and as a director with the Foundation for Educational Achievement.

        Eugene M. Herson has served as President and Chief Executive Officer of the Company since October 1994 and as a director since March 1985. From November 1990 through October 1994, Mr. Herson served in a number of capacities with the Company including Vice President - Special Operations from April 1993 to October 1994, Chief Financial Officer from November 1990 through June 1993, and President and Chief Administrative Officer from February 1991 through March 1993.

        R. Michael Momboisse has served as Chief Financial Officer and Vice President - Legal since July 1993, and Secretary since May 1996. Mr. Momboisse joined the Company as General Counsel in April 1991 and held that position until December 1997. Prior to joining the Company, Mr. Momboisse was an attorney in the Corporate Department of the law firm of Ware & Freidenrich, a Professional Corporation.

        Richard A. Peluso has served as a Vice President of EMCON since the Company's acquisition of Wehran Envirotech, Inc. ("Wehran") in April 1994. Mr. Peluso also serves as Vice President in charge of EMCON's EOC

Division, EMCON's wholly-owned operations and construction division. From June 1972 to April 1994, Mr. Peluso served as a Senior Vice President of Wehran.

        Donald R. Andres has been employed by EMCON for 24 years and has served as a Vice President, Regional Vice President or Senior Vice President since 1973. Mr. Andres served as a Vice President in charge of the Southwest Area of the Company's Professional Services Division from May 1995 through March 1998. Mr. Andres also served as a member of the EMCON Board of Directors from September 1976 through May 1993 and from May 1995 through March 1998.

        Gary O. McEntee has served as Vice President in charge of business development since February 1997. From April 1994 to February 1997 Mr. McEntee served in a number of operating roles including manager of the Company's Northeast and East Consulting areas. Prior to April 1994, Mr. McEntee served as the Chief Operating Officer of Wehran.

        Donald R. Kerstetter has served as a director of the Company since May, 1994. Mr. Kerstetter has served as President of ET Environmental Corporation ("ET"), EMCON's 50/50 joint venture with Turner Construction Company ("Turner") from May 1994 through December 1997. Mr. Kerstetter continues to serve as a member of the ET Board of Directors. Mr. Kerstetter retired in 1996 from his position as an Executive Vice President of Turner, where he was an employee since 1956 and served as an officer since March 1976.

        Peter Vardy has served as a director since July 1994. Mr. Vardy has served as Managing Director of Peter Vardy & Associates, an international environmental consulting firm, since June 1990. From April 1973 through May 1990, Mr. Vardy served as a Vice President of Waste Management, Inc./WMX Technologies, Inc., a waste management services company. Mr. Vardy currently serves on the Board of Directors of Stericycle, Inc., a major provider of regulated medical waste management services.

        Dr. Franklin J. Agardy has served as a director of the Company since May 1998. Dr. Agardy has served as President of Forensic Management Associates, Inc., a forensic management consulting company specializing in environmental matters since December 1988. From December 1988 to June 1990, Dr. Agardy served as Chairman and Chief Executive Officer of In-Process Technology, Inc., a manufacturer of specialized air pollution control devices. Dr. Agardy continued to serve as a member of the board of directors of Thermatric, Inc., the successor to In-Process Technology, Inc., until April, 1996. Dr. Agardy is also a former Professor of Civil and Environmental Engineering at San Jose State University, where he served from 1962 through September 1971.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten-percent shareholders are required to furnish the Company with copies of all
Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the last fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with by such persons.

Item 11.      Executive Compensation

The following table provides certain summary information concerning the compensation paid or accrued by the Company and its subsidiaries for the fiscal years ended December 31, 1995 and 1996, and 1997 to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the "named executive officers"):

                                            SUMMARY COMPENSATION TABLE
                                                                            Long-Term Compensation
                                                 Annual Compensation                Awards
                                                                          Restricted       Shares        All Other
                                                                         Stock Awards    Underlying    Compensation
    Name and Principal Position        Year      Salary        Bonus          (1)          Options          (2)
-------------------------------------
Eugene M. Herson                       1997      $200,000            0            0         50,000      $10,345(3)
   President and Chief Executive       1996      $203,927      $20,000            0              0      $14,845(4)
   Officer                             1995      $183,182            0      $23,077         50,000      $15,710(5)
-------------------------------------
Donald R. Andres                       1997      $135,000            0            0              0      $10,000(3)
   Vice President                      1996      $134,480            0            0         20,000     $  3,933(4)
                                       1995      $124,346            0       $7,471              0     $  4,499(5)
-------------------------------------
Richard A Peluso                       1997      $178,365            0            0         25,000            0(3)
   Vice President                      1996      $161,158            0            0              0     $  4,500(4)
                                       1995      $130,000            0     $  7,790              0     $  3,895(5)
-------------------------------------
R. Michael Momboisse                   1997      $174,808            0            0         40,000     $  7,500(3)
   Chief Financial Officer,            1996      $141,057      $18,000            0              0      $11,839(4)
   Vice President - Legal              1995      $130,000            0      $15,566         28,000      $18,353(5)
   and Secretary
-------------------------------------
Gary O. McEntee (6)                    1997      $137,609     $  5,000            0         45,000      $24,359(3)
   Vice President
---------------------------------------------------------------

(1) Represents the grant of restricted common stock in December 1995, in lieu of salary (valued at $3.625 per share, which was the closing sales price of the Company's common stock on the date of grant) vesting over a three year period as follows: Mr. Herson (6,366 shares); Mr. Andres (2,061 shares); Mr. Peluso (2,149 shares); and Mr. Momboisse (4,297 shares).

(2) The Company maintains a salary continuation plan ("Salary Continuation Plan") pursuant to which the Company has entered into contracts with Messrs. Herson, Andres, Momboisse and McEntee entitling them to receive payments over various ten-year periods, 60% of which represent compensation for their agreement not to compete with the Company. Salary continuation payments are financed through premiums paid by the Company on life insurance policies whose cash surrender values are used to fund the Company's obligations under the Salary Continuation component ("Salary Continuation Premiums"). In general, 50% of the total benefits vest at the end of the fifth year of participation in the Salary Continuation Plan and the remainder vests in equal annual installments at the end of each of years six through ten. Under the Salary Continuation Plan, Mr. Herson will receive payments aggregating $3,000 per month from November 2000 to October 2010, plus an additional $4,500 per month from November 2004 to October 2014. Mr. Momboisse will receive payment aggregating $1,000 per month from January 2003 to December 2012, plus an additional $2,000 per month from November 2004 to October 2013, plus an additional $1,000 per month from November 2006 to October 2015 and $1,000 per month from July 2007 to June 2016. Mr. McEntee will receive payments aggregating $1,000 per month from November 2004 to October 2014. Mr. Andres is currently receiving payments of $3,000 per month, which payments will continue through December 2002. Payments to a participant under the Salary Continuation Plan commence earlier upon the earliest to occur of (i) the death or disability of the participant or (ii) termination of the participant's employment from the Company.

(3) Consists of (i) Salary Continuation Premiums on behalf of Messrs. Herson, Momboisse and McEntee of $10,345, $7,500 and $4,359 respectively, and (ii) contributions by the Company on behalf of Messrs. Andres and McEntee under the EMCON Deferred Compensation Plan in the amounts of $10,000 (vesting over a one year period) and $20,000 (vesting over a six year period), respectively.

(4) Consists of (i) Salary Continuation Premiums on behalf of Messrs. Herson and Momboisse of $10,395 and $7,500, respectively, and
          (ii) matching contributions by the Company under the EMCON Shared Savings and Profit Sharing Plan (the "401(k) Plan") in the amount of $4,500 on behalf of Mr. Herson, $3,933 on behalf of Mr. Andres, $4,500 on behalf of Mr. Peluso, and $4,339 on behalf of Mr. Momboisse.

(5) Consists of (i) Salary Continuation Premiums on behalf of Messrs. Herson and Momboisse of $11,210 and $14,000, respectively, and
          (ii) matching contributions by the Company under the 401(k) Plan in the amount of $4,500 on behalf of Mr. Herson, $4,499 on behalf of Mr. Andres, $3,895 on behalf of Mr. Peluso, and $4,353 on behalf of Mr. Momboisse.

 (6)      Mr.  McEntee   became   an   executive   officer  of  the  Company  in
          February 1997.

Option Grants

     The following table sets forth information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 1997 to the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                        Individual Grants in Fiscal 1997

                                               % of Total                               Potential Realizable Value
                                 Number of      Options                                  at Assumed Annual Rates
                                  Shares       Granted to                                     of Stock Price
                                Underlying     Employees                                     Appreciation for
                                  Options      in Fiscal     Exercise     Expiration         Option Term (1)
    --------------------------
              Name              Granted (2)       Year         Price         Date           5%            10%
    --------------------------
 Eugene M. Herson                50,000           3.9%        $3.25      2/21/02          $48,349       $106,839

 Donald R. Andres                    --          --           --            --                 --             --

 Richard A. Peluso               25,000           2.0%        $3.25      2/21/02          $24,175        $53,420

 R. Michael Momboisse            40,000           3.1%        $3.25      2/21/02          $38,679        $85,471

 Gary O. McEntee                 20,000           1.6%        $3.25      2/21/02          $19,340        $42,736
                                 25,000           2.0%        $5.00      12/29/02         $34,535        $76,314
--------------------------

 (1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option-holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) The options become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, so long as employment with the Company or one of its subsidiaries continues. The Board of Directors retains discretion to modify the terms, including the exercise price, of outstanding options. In that regard, in the event of a change of control of the Company, the Board, in its sole discretion, may either accelerate the vesting of outstanding options or provide for the assumption or substitution of such options by the successor company. (See also "Employment Contracts and Termination of Employment Arrangements.")


Stock Option Exercises and Year-End Holdings

     The following table provides information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                            YEAR-END OPTION VALUES (1)

                                        Shares Underlying Unexercised       Value of Unexercised In-the-Money
                                        Options at December 31, 1997         Options at December 31, 1997 (2)

               Name                    Exercisable        Unexercisable       Exercisable       Unexercisable
-----------------------------------
Eugene M. Herson                        160,000              65,000            $49,375            $95,625
-----------------------------------

Donald R. Andres                         23,125              10,000            $10,000            $10,000
-----------------------------------

Richard A. Peluso                        43,125              39,375            $71,875            $47,656
-----------------------------------

R. Michael Momboisse                     68,250              43,750            $35,094            $70,031
-----------------------------------

Gary McEntee                              5,000              15,000             $9,375            $28,125
-----------------------------------

(1)       None of the named executive officers exercised options in fiscal 1997.
(2) Based on the closing sales price of the Company's common stock on December 31, 1997 of $5.125.

Employment Contracts and Termination of Employment Agreements

          The Company has entered  into  agreements  with  Eugene M.  Herson and
R. Michael Momboisse providing for severance payments equal to 24 months of salary and full vesting of any unvested benefits upon a separation from the Company (other than as a result of a termination for cause) within 18 months after a change of control event. For these purposes, a change of control event is defined as a change of ownership of the Company where the shareholders of the Company, before the event, hold less than 70% of the voting stock of the Company after the event.

          See also footnote 2 to the SUMMARY COMPENSATION TABLE for a discussion of the Salary Continuation Plan and each named executive officer's participation in such plan.

Director Compensation

          During the last fiscal year, the Company paid each non-employee director a retainer of $1,000 per month. In addition, under the Company's 1988 Stock Option Plan, as amended (the "1988 Option Plan"), each non-employee director has been automatically granted, effective upon completion of each annual shareholders' meeting, a nonstatutory stock option to purchase 2,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, based on the closing price of the Company's shares on the NASDAQ National Market. Such options become fully vested and exercisable on the first day of January following the date of grant, subject to the optionee's continued service as a director up to and as of that date, and remain exercisable until ten years from the date of grant, subject to earlier termination (i) two years after the individual ceases to be a director or (ii) upon a transfer of control of the Company. The 1988 Option Plan expired at the end of 1997, and in its place the Company has adopted the 1998 Stock Option Plan, pursuant to which non-employee directors will receive similar automatic option grants. No other directors of the Company are compensated for their services as members of the Board. From time to time non-employee directors will serve as consultants to the Company with respect to special matters within their areas of expertise, for which they are paid consulting fees. During 1997, Messrs. Crane and Vardy were paid additional consulting fees of $10,000 and $8,000, respectively.

Compensation Committee Interlocks and Insider Participation

          Donald R. Kerstetter, a member of the Compensation Committee, served as President of ET Environmental Corporation ("ET"), the Company's 50/50 joint venture with Turner Construction Company, until December 1997. Mr. Kerstetter currently serves as a director of ET.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

          The following table contains information as of February 28, 1998 regarding the ownership of the Common Stock of the Company by (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) each named executive officer, and
(iv) all executive officers and directors of the Company as a group:


                                                                      Number of Shares
                       Name and Address                             Beneficially Owned (1)          Percent (1)
 -------------------------------------------------------------    ---------------------------    -------------------

 Franklin Resources, Inc. (2)..............................                1,125,400                    13.1%
   901 Mariners Island Blvd., 6th Floor
   San Mateo, CA 94404

 Grace & White, Inc. (3)...................................                1,003,600                    11.7%
   515 Madison Avenue, Suite 1700
   New York, NY 10022

 T. Rowe Price Associates, Inc. (4)........................                  600,000                    7.0%
   100 E. Pratt Street
   Baltimore, MD 21202

 Dimensional Fund Advisors, Inc. (5).......................                  514,900                    6.0%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401

 Donald R. Andres (6)......................................                  229,554                    2.7%

 Eugene M. Herson (6) (7)..................................                  196,288                    2.3%

 Richard A. Peluso (6).....................................                  123,711                    1.4%

 R. Michael Momboisse (6) (7)..............................                   73,788                        *

 Peter Vardy (6)...........................................                   23,000                        *

 Gary O. McEntee (6).......................................                   19,799                        *

 Douglas P. Crane (6)......................................                   17,000                        *

 Jack M. Marzluft (6)......................................                    8,300                        *

 Donald R. Kerstetter (6)..................................                    8,000                        *

 Franklin J. Agardy........................................                        0                        *

 All executive officers and directors as a group
   (9 persons) (6) (7).....................................                  705,440                    7.9%

*        Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of February 28, 1998, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) As reported in a Schedule 13G amendment filed jointly on September 10, 1997 by Franklin Resources, Inc. ("FRI"), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, Inc. Consists of shares held in accounts that are managed by direct and indirect investment advisory subsidiaries of FRI ("Advisory Subsidiaries") pursuant to contracts that give such subsidiaries sole voting and investment power with respect to such shares. Charles B. Johnson and Rupert H. Johnson, Jr. are principal shareholders of FRI ("Principal Shareholders"). FRI, the Advisory Subsidiaries and the Principal Shareholders disclaim any economic interest or beneficial ownership of the shares.

(3) As reported in a Schedule 13G amendment filed on February 17, 1998 by Grace & White, Inc. ("G&W"). Includes 30,000 shares as to which G&W has sole voting power and 1,003,600 shares as to which G&W has sole dispositive power.

(4)       As   reported   in   a   Schedule  13G   amendment  filed  jointly  on
          February 10, 1998 by T. Rowe Price Associates, Inc. ("Price Associates") and T. Rowe Price Small Cap Value Fund, Inc. ("Price Small Cap Value"). These securities are owned by various individual and institutional investors including Price Small Cap Value (which owns 600,000 shares) which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities.

          For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5) As reported in a Schedule 13G amendment filed on February 11, 1998 by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 514,900 shares of EMCON stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(6) Includes the following numbers of shares of the Company's Common Stock subject to outstanding options which are exercisable within 60 days of February 28, 1998: Donald R. Andres, 23,125; Eugene M. Herson,
          160,000; Richard A. Peluso, 43,125; R. Michael Momboisse, 68,250; Peter Vardy, 6,000; Gary McEntee, 5,000; Douglas P. Crane, 8,000; Donald R. Kerstetter, 6,000; Jack M. Marzluft, 6,000, and all executive officers and directors as a group, 325,500.

(7) Includes shares of the Company's Common Stock beneficially owned and held in trust.

Item 13.      Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Item 11 of this report under the caption "Compensation Committee Interlocks and Insider Participation."

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 8, 1998                  EMCON


                                       By:   \o\R. Michael Momboisse
                                       -----------------------------------------
                                       R. Michael Momboisse
                                       Chief Financial Officer, Vice President -
                                       Legal and Secretary