Form 10-Q/A
period 1998-03-31
EMCON
filed 1998-07-22
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


             California                                         94-1738964
 ----------------------------------                       ----------------------
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

                    INFORMATION TO BE INCLUDED IN THE REPORT
                                 Amendment No. 1

         The undersigned registrant hereby amends the following items of its Form 10-Q for the period ended March 31, 1998: Form 10Q filed with the Securities and Exchange Commission on May 12, 1998. The segment reporting on pages 9 and 10 for the quarter ended March 31, 1997 has been amended to correct the depreciation and allocation amounts to its segments. There were no changes to the consolidated numbers.








Segment Information
       ----------------------------------------------------------------------------------------------------------------
       (Three months ended March 31, 1998)                      PSD        EOC           CAS        Other         Total
       ----------------------------------------------------------------------------------------------------------------

       Gross revenues from:
            External customers                              $18,047    $10,732           N/A       $   --       $28,779
            Intersegment revenues                               197        524           N/A           --           721
       Outside services from:
            External subcontractors                           2,872         85           N/A           --         2,957
            Intersegment services                               572        151           N/A           --           723
       Net revenues                                          14,800     11,020           N/A            2        25,822
       Depreciation expense                                     553        343           N/A           71           967
       Amortization expense                                      --         15           N/A          138           153
       Segment operating profit (loss) before                   721        881           N/A           --         1,602
       allocations
       Segment operating profit (loss) after allocations       (230)       382           N/A           (9)          143
       Segment assets(1)
            Accounts receivable, net                        $21,215    $10,252           N/A       $   --       $31,467
       -----------------------------------------------------------------------------------------------------------------
       (Three months ended March 31, 1997)
       -----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $20,916     $5,988       $ 4,453       $    6       $31,363
            Intersegment revenues                               331        580           734           --         1,645
       Outside services from:
            External subcontractors                           3,507         --           275           --         3,782
            Intersegment services                             1,479        132             8           --         1,619
       Net revenues                                          16,261      6,436         4,904          (20)       27,581
       Depreciation expense                                     560        281           462           52         1,355
       Amortization expense                                      --         15            --          136           151
       Restructuring/other charges                               --         --            --          (75)          (75)
       Loss on disposition of laboratory                         --         --            --          333           333
       Gain on sale of assets                                    --        826            --           --           826
       Segment operating profit (loss) before                 1,384      1,072           108           --         2,564
       allocations
       Segment operating profit (loss) after allocations        832        737           (45)        (207)        1,317
       Segment assets(1)
            Accounts receivable, net                        $26,807     $7,808       $    --       $   --       $34,615

       -----------------------------------------------------------------------------------------------------------------

       (1) The Company reviews its consolidated balance sheet and reviews only accounts receivable on a segment basis.



       -----------------------------------------------------------------------------------------------------------------

       Three months ended March 31,                                                                   1998         1997
       -----------------------------------------------------------------------------------------------------------------

       Revenues
       Total external revenues for reportable segments                                             $28,779      $31,357
       Intersegment revenues for reportable segments                                                   721        1,645
       Other revenues                                                                                   --            6
       Elimination of intersegment revenues                                                           (721)      (1,645)
                                                                                                    ------      -------
            Total gross consolidated revenues                                                       28,779       31,363
       Less outside services                                                                         2,957        3,782
                                                                                                    ------      -------
             Total net revenue                                                                     $25,822      $27,581
       -----------------------------------------------------------------------------------------------------------------
       Profit or Loss
       Total operating profit for reportable segments before allocations                           $1,602       $2,564
       Overhead allocations expense                                                                (1,450)      (1,040)
       Unallocated overhead                                                                            (9)        (207)
                                                                                                   ------       ------
             Total operating profit after allocations                                                 143        1,317
       Interest income                                                                                168           94
       Interest expense                                                                              (293)        (331)
       Equity earnings                                                                                 15           18
       Minority interest                                                                               22          (35)
                                                                                                   ------       ------
            Income before income taxes                                                             $   55       $1,063
       -----------------------------------------------------------------------------------------------------------------


       March 31,                                                                                      1998         1997
       -----------------------------------------------------------------------------------------------------------------
       Assets
       Accounts receivable for reportable segments                                                $31,467       $34,615
       Other current assets                                                                        19,644        14,116
       Net property and equipment at cost                                                          15,521        14,552
       Goodwill, net of amortization                                                               13,778        13,501
       Other assets                                                                                 9,444        12,629
                                                                                                  -------       -------
            Total consolidated assets                                                             $89,854       $89,413
       -----------------------------------------------------------------------------------------------------------------
       -----------------------------------------------------------------------------------------------------------------


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           EMCON





Date:  July 22, 1998                       By:  /o/ R. Michael Momboisse
                                               -----------------------------
                                               R. Michael Momboisse
                                               Chief Financial Officer and Vice
                                               President - Legal