Form 10-Q
period 1998-06-30
EMCON
filed 1998-08-05
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,723,100 shares of Common Stock Issued and Outstanding as of July 27, 1998.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                        Page
                                                                       Number
                                                                      -------
FACING SHEET...........................................................   1

TABLE OF CONTENTS......................................................   2

PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Balance Sheets -
                      June 30, 1998 and December 31, 1997..............   3

                      Consolidated Statements of Income -
                      Three and six months ended
                      June 30, 1998 and 1997...........................   4

                      Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1998 and 1997..........   5

                      Notes to Consolidated Financial Statements.......   6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.......................................  12

PART II.   OTHER INFORMATION...........................................  16

Signatures.............................................................  17

Index to Exhibits......................................................  18




   EMCON
   CONSOLIDATED BALANCE SHEETS
 ----------------------------------------------------------------------------------- ---------------- ----------------
                                                                                        June 30,       December 31,
                                                                                          1998             1997
 (In thousands, except share amounts)                                                  (Unaudited)       (Audited)
 ----------------------------------------------------------------------------------- ---------------- ----------------

ASSETS
 Current Assets:
 Cash and cash equivalents                                                           $   2,356         $  6,106
 Accounts Receivable:
     Billed accounts receivable, net of allowance for doubtful accounts
       of $708 and $634 at June 30, 1998 and December 31, 1997, respectively            37,552           31,413
     Unbilled accounts receivable, net of allowance for doubtful accounts
       of $333 and $295 at June 30, 1998 and December 31, 1997, respectively             7,203            5,310
 Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                               1,526              678
 Prepaid expenses and other current assets                                               3,703            3,401
 Inventory                                                                               2,698            2,238
 Deferred taxes, current portion                                                         3,235            4,235
                                                                                     ---------          -------
     Total Current Assets                                                               58,273           53,381
 Net property and equipment, at cost                                                    16,576           16,182
 Notes receivable                                                                        2,471            2,811
 Cash surrender value of insurance policies                                              3,120            2,346
 Other assets                                                                            2,417            2,597
 Deferred tax assets                                                                     1,028            1,028
 Goodwill, net of amortization                                                          14,904           13,916
 Other intangible assets, net of amortization                                              882              814
                                                                                     ----------       ---------
     Total Assets                                                                      $99,671          $93,075
                                                                                       =======          =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable                                                                      $11,225         $  8,391
 Accrued payroll and related benefits                                                    4,927            4,356
 Other accrued liabilities                                                               4,366            2,969
 Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                            4,527            2,732
 Long-term obligations due within one year                                               2,262            2,350
                                                                                     ---------         --------
     Total Current Liabilities                                                          27,307           20,798
 Long-term debt                                                                         10,281           11,441
  Other noncurrent obligations                                                           2,715            2,736
 Commitments and contingencies                                                              --               --
 Shareholders' Equity:
 Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                                        --               --
 Common stock, no par value, 15,000,000 shares authorized;
     8,722,725 and 8,571,764 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively                                  42,874           42,184
 Retained earnings                                                                      16,494           15,916
                                                                                      --------          -------
     Total Shareholders' Equity                                                         59,368           58,100
                                                                                      --------          -------
     Total Liabilities and Shareholders' Equity                                        $99,671          $93,075
                                                                                       =======          =======
See accompanying notes.




EMCON
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                      (Unaudited)                     (Unaudited)
                                                               ---------------------------     --------------------------
(In thousands, except per share amounts)                            1998          1997             1998          1997
-------------------------------------------------------------------------------------------------------------------------
Gross revenue                                                       $40,985       $33,114           $69,764      $64,477
Outside services at cost                                              4,776         8,647             7,733       12,429
                                                                  ---------       -------           -------      -------

         Net revenue                                                 36,209        24,467            62,031       52,048

Costs and expenses:
     Direct expenses                                                 21,979        12,206            35,801       24,812
     Indirect expenses                                               13,040        11,177            24,897       25,403
     Restructuring/other charges                                         --            --                --          (75)
     Loss on disposition of laboratory                                   --            --                --          333
     Gain on sale of assets                                              --            --                --         (826)
                                                                  ---------       -------            ------       ------

         Income from operations                                       1,190         1,084             1,333        2,401

Interest income                                                        (151)         (125)             (319)        (219)
Interest expense                                                        304           317               597          648
Equity in earnings of affiliates                                         --           (16)              (15)         (34)
Minority interest (income) expense                                        2           148               (20)         183
                                                                  ---------       -------            ------       ------

Income before provision for income taxes                              1,035           760             1,090        1,823
Provision for income taxes                                              461           266               496          638
                                                                  ---------       -------            ------       ------

Net income                                                        $     574       $   494           $   594      $ 1,185
                                                                  =========       =======           =======      =======

Basic earnings per share                                          $    0.07       $  0.06           $  0.07      $  0.14
                                                                  =========       =======           =======      =======

Diluted earnings per share                                        $    0.07       $  0.06           $  0.07      $  0.14
                                                                  =========       =======           =======      =======

Shares used in computing basic earnings per share                     8,618         8,534             8,596        8,534
                                                                  =========       =======           =======      =======

Shares used in computing diluted earnings per share                   8,830         8,554             8,829        8,545
                                                                  =========       =======           =======      =======

See accompanying notes.




EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                  Six months ended
                                                                                      June 30,
                                                                                    (Unaudited)
                                                                           -------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                 1998             1997
-------------------------------------------------------------------------- ---------------- --------------
Cash flow from operating activities:
Net income                                                                      $  594           $1,185
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
   Depreciation                                                                  1,895            1,908
   Amortization                                                                    316              312
   Bad debt expense                                                                250              499
   Gain on sale/disposal of property and equipment                                (256)             (15)
   Loss on disposition of laboratory                                                --              333
   Gain on disposition of assets                                                    --             (826)
   Increase in salary continuation plan                                            118               42
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (7,924)          (4,213)
       Costs and estimated earnings in excess of billings on uncompleted          (848)            (929)
       contracts
       Inventory                                                                  (460)            (517)
       Prepaid expenses and other assets                                          (329)            (494)
       Notes receivable                                                            340           (2,849)
       Cash surrender value of insurance policies                                 (774)            (200)
       Other assets                                                                187            2,631
       Deferred tax assets                                                       1,000               --
       Accounts payable                                                          2,611              988
       Accrued payroll and related benefits                                        556           (1,235)
       Billings in excess of costs and estimated earnings on uncompleted         1,795            3,472
       projects
       Other accrued liabilities                                                 1,190              382
----------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                261              474
----------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment                                          (2,384)          (2,341)
   Acquisitions, net of cash acquired                                             (719)            (858)
   Addition to other intangible assets                                             (99)              --
   Net cash on disposition of laboratory                                            --            3,794
   Net cash from dispositions of assets                                             --              840
   Proceeds from sale of property and equipment                                    358              114
----------------------------------------------------------------------------------------------------------

          Net cash (used for) provided by investing activities                  (2,844)           1,549
----------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Proceeds of new debt obligation                                                  --               69
   Payments of current and long term portion of debt                            (1,248)          (4,344)
   Issuance of common stock for cash, net of cancellations                          97               71
   Dividend payments                                                               (16)             (30)
----------------------------------------------------------------------------------------------------------

          Net cash used for financing activities                                (1,167)          (4,234)
----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                           (3,750)          (2,211)
Cash and cash equivalents, beginning of year                                     6,106            5,331
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $2,356           $3,120
----------------------------------------------------------------------------------------------------------
See accompanying notes.

                                      EMCON

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     While the financial information is unaudited, the statements in this report reflect all adjustments, which are normal and recurring, that are necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the consolidated balance sheets. The consolidated operating results for the interim periods presented are not necessarily indicative of performance for the entire year.

     These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1997.

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-off of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the quarter ended June 30, 1998, $13,000 relating to the restructuring were incurred and charged against the established reserve. Through June 30, 1998, $392,000 of restructuring costs have been incurred and charged against the reserve and $293,000 remains in other accrued liabilities, which includes present value adjustments during 1998 of $12,000.

3.   Acquisitions

     On April 3, 1998, EMCON acquired all the outstanding capital stock of Advanced Analytical Solutions, Inc. ("A2S"), a Denver, Colorado based provider, with an office in Philadelphia, Pennsylvania, of alternative dispute resolution, cost allocation, cost recovery, and litigation support services for, primarily, superfund projects. The Company purchased A2S for $1,194,000, in stock ($593,000), cash and direct acquisition costs ($601,000). The transaction was accounted for as a purchase. Goodwill of approximately $1,150,000 is being amortized over thirty years using the straight line method. Accumulated amortization at June 30, 1998, was approximately $10,000. Additional consideration may be paid for the purchase of A2S subject to the achievement of predetermined operating performance goals over the next two years. This acquisition would not have had a material affect on net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

     Effective May 1, 1997, Organic Waste Technology, Inc. ("OWT"), a wholly owned subsidiary of EMCON, acquired all of the equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and $800,000 in notes payable. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,601,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of June 30, 1998, was approximately $70,000. Included in goodwill, is an additional $125,000 cash payment that was made to NEP shareholders in May, 1998, as a result of their attaining certain predetermined operating performance goals. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earnout goals over the next year to be measured as of April, 1999. This acquisition would not have had a material effect on net revenue, net income, or earnings per share, had it been effective at January 1, 1997.

4.   Credit Agreement

     In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank (the "Credit Agreement"), replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years with any unpaid amounts due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on August 27, 1998. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

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



6.  Earnings Per Share

                                                                    Three months ended               Six months ended
                                                                         June 30,                         June 30,
                                                                -------------------------        ------------------------
    (In thousands, except for earnings per share)                  1998             1997           1998            1997
    ---------------------------------------------------------------------------------------------------------------------
    Numerator:
     Net income                                                  $   574         $    494        $   594          $ 1,185
                                                                 -------         --------        -------          -------
     Numerator for basic earnings per share -
         income available to common stockholders                     574              494            594            1,185
     Effect of dilutive securities:
         8% convertible debentures                                N/A(1)           N/A(1)         N/A(1)           N/A(1)
                                                                 -------         --------        -------          -------
     Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions                               $   574         $    494        $   594          $ 1,185
                                                                 =======         ========        =======          =======
    Denominator:
    Denominator for basic earnings per share -
         weighted-average shares                                   8,618            8,534          8,596            8,534
    Effect of dilutive securities:
         Employee stock options                                      212               20            233               11
         8% convertible debentures                                 N/A(1)           N/A(1)         N/A(1)           N/A(1)
    Dilutive potential common shares
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversions                                               8,830            8,554          8,829            8,545
                                                                ========         ========        =======         ========
    Basic earnings per share                                    $   0.07         $   0.06        $  0.07         $   0.14
                                                                ========         ========        =======         ========
    Diluted earnings per share                                  $   0.07         $   0.06        $  0.07         $   0.14
                                                                ========         ========        =======         ========
    ---------------------------------------------------------------------------------------------------------------------
  (1)Excluded from the above  reconciliations were approximately  269,000 shares of common stock that may be issued at $6.50 per share to convert $1,747,000 of indebtedness  to certain  senior  management  of OWT because  such shares were antidilutive  at June 30, 1998.  Conversion  of debt,  if it occurs,  would be within  ninety days after  November 30,  2001.  Also  excluded  from the above reconciliations were approximately  123,000 shares of common stock that may be issued at $6.50 per share to  convert  $800,000  of  indebtedness  to  certain senior  management  of NEP because such shares were  antidilutive  at June 30,
  1998.  Conversion of debt, if it occurs,  would be 50% at May 1, 2000, and 50%
  at May 1, 2002.

7.   Other

    In 1994, the Company converted to a fifty-two/fifty-three week fiscal year which will result in a fifty-two week year in 1998. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar period.

8.   Adoption of Statement 131

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting standards No. 131, Disclosure about Segments of an Enterprise and Related Information, ("Statement 131"). Statement 131 superseded FASB Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not affect consolidated results of operations or financial position, but did affect the disclosure of segment information. See note 9.

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

     The Company evaluates performance of its reportable segments, EOC and PSD, based on operating income or loss before and after corporate overhead allocations, but before interest income, interest expense, equity in income of affiliates and minority interest income (loss). Corporate overhead expenses are substantially allocated to the reporting segments based on revenue and/or headcount when an item cannot be specifically identifiable to a reporting segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in EMCON's Form 10K as of December 31, 1997.

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

     EMCON's reportable segments are divisional units that offer different services. The reportable segments are each managed separately. The PSD reportable segment concentrates on professional engineering, design and consulting services in solid waste, site restoration and facilities services. The PSD reportable segment has regional operations situated in the North, South, Northwest and Southwest of the United States, each overseen by an Area Operations Manager. These regional operations have the same operating parameters (services offered and required operating margins), may serve the same national customers and often share personnel. For reportable segment reporting, these regional operations are aggregated. The EOC reportable segment concentrates on construction, equipment fabrication and operations and maintenance services, primarily to the Company's solid waste clients.

     In  1997,  there  was  a  third  reportable  segment,  Columbia  Analytical
     Services, Inc., a laboratory division that was sold during the first quarter of 1997.




     Segment Information
       ---------------------------------------------------------------------------------------------------
       (Three months ended June 30, 1998)                       PSD        EOC        Other         Total
       ---------------------------------------------------------------------------------------------------
       Gross revenues from:
            External subcontractors                         $20,284    $20,243       $  458       $40,985
            Intersegment revenues                               675        629           --         1,304
       Outside services from:
            External subcontractors                           4,742         18           16         4,776
            Intersegment services                               676        643            5         1,324
       Net revenues                                          15,541     20,211          457        36,209
       Depreciation expense                                     528        335           65           928
       Amortization expense                                      --         15          148           163
       Segment operating profit (loss) before                   474      2,393          126         2,993
       allocations
       Segment operating profit (loss) after allocations       (538)      1,860        (132)        1,190
       ---------------------------------------------------------------------------------------------------
       (Three months ended June 30, 1997)
       ---------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $20,190    $12,920        $   4       $33,114
            Intersegment revenues                               362        511           --           873
       Outside services from:
            External subcontractors                           4,134      4,513           --         8,647
            Intersegment services                               584        268           --           852
       Net revenues                                          15,834      8,650          (17)       24,467
       Depreciation expense                                     559        365           91         1,015
       Amortization expense                                      --         26          135           161
       Segment operating profit (loss) before                 1,645      1,206           --         2,851
       allocations
       Segment operating profit (loss) after allocations        434        595           55         1,084
       ---------------------------------------------------------------------------------------------------



       ----------------------------------------------------------------------------------------------------------------
       (Six months ended June 30, 1998)                         PSD        EOC          CAS        Other         Total
       ----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $38,331    $30.975          N/A       $  458       $69,764
            Intersegment revenues                               872      1,153          N/A           --         2,025
       Outside services from:
            External subcontractors                           7,614        103          N/A           16         7,733
            Intersegment services                             1,248        794          N/A            5         2,047
       Net revenues                                          30,341     31,231          N/A          459        62,031
       Depreciation expense                                   1,081        678          N/A          136         1,895
       Amortization expense                                      --         30          N/A          286           316
       Segment operating profit (loss) before                 1,195      3,274          N/A          126         4,595
       allocations
       Segment operating profit (loss) after allocations       (795)     2,231          N/A         (103)        1,333
       Segment assets (1)
           Accounts receivable, net                          23,485     20,904          N/A          366        44,755
       ----------------------------------------------------------------------------------------------------------------





       -----------------------------------------------------------------------------------------------------------------
       (Six months ended June 30, 1997)                         PSD        EOC           CAS         Other        Total
       -----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $41,106    $18,908        $4,453        $  10       $64,477
            Intersegment revenues                               693      1,091           734           --         2,518
       Outside services from:
            External subcontractors                           7,641      4,513           275           --        12,429
            Intersegment services                             2,063        400             8           --         2,471
       Net revenues                                          32,095     15,086         4,904         (37)        52,048
       Depreciation expense                                   1,119        646           462          143         2,370
       Amortization expense                                      --         41            --          271           312
       Restructuring/other charges                               --         --            --         (75)          (75)
       Loss on disposition of laboratory                         --         --            --          333           333
       Gain on sale of assets                                    --        826            --           --           826
       Segment operating profit (loss) before                 3,029      2,278           108           --         5,415
       allocations
       Segment operating profit (loss) after allocations      1,266      1,332          (59)        (138)         2,401
       Segment assets(1)
            Accounts receivable, net                         26,689     11,201           N/A           --        37,890
       -------------------------------------------------- ---------- ---------- ------------- ------------ -------------
       (1)The Company  reviews its  consolidated  balance sheet and reviews only accounts receivable on a segment basis.


       -----------------------------------------------------------------------------------------------------------------

                                                                          Three months ended         Six months ended
                                                                               June 30,                  June 30,
       -----------------------------------------------------------------------------------------------------------------
       Three months ended June 30,                                            1998        1997          1998       1997
       -----------------------------------------------------------------------------------------------------------------
       Revenues
       Total external revenues for reportable segments                     $40,527     $33,110       $69,306    $64,467
       Intersegment revenues for reportable segments                         1,304         873         2,025      2,518
       Other revenues                                                          458           4           458         10
       Elimination of intersegment revenues                                 (1,304)       (873)       (2,025)    (2,518)
                                                                           -------     -------       -------    -------
            Total gross consolidated revenues                               40,985      33,114        69,764     64,477
       Less outside services                                                (4,776)     (8,647)       (7,733)   (12,429)
                                                                           -------     -------       -------    -------
             Total net revenue                                             $36,209     $24,467       $62,031    $52,048
       -----------------------------------------------------------------------------------------------------------------
       Profit or Loss
       Total operating profit for reportable segments before               $ 2,993     $ 2,851       $ 4,595    $ 5,415
       allocations
       Overhead allocations expense                                         (1,545)     (1,836)       (3,033)    (2,876)
       Unallocated overhead                                                   (258)         69          (229)      (138)
                                                                           -------      ------       -------    -------
             Total operating profit after allocations                        1,190       1,084         1,333      2,401
       Interest income                                                         151         125           319        219
       Interest expense                                                       (304)       (317)         (597)      (648)
       Equity in earnings of affiliates                                         --          16            15         34
       Minority interest income (expense)                                       (2)       (148)           20       (183)
                                                                           --------     ------       -------    -------
            Income before provision for income taxes                       $ 1,035     $   760       $ 1,090    $ 1,823
       -----------------------------------------------------------------------------------------------------------------

       June 30,                                                                                  1998              1997
       -----------------------------------------------------------------------------------------------------------------
       Assets
       Accounts receivable for reportable segments                                           $44,755            $37,890
       Other current assets                                                                   13,518             10,867
       Net property and equipment at cost                                                     16,576             15,429
       Goodwill, net of amortization                                                          14,904             13,922
       Other assets                                                                            9,918             13,773
                                                                                             -------            -------
            Total consolidated assets                                                        $99,671            $91,881
       -----------------------------------------------------------------------------------------------------------------

                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

              The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the
              Company's beliefs, expectations or strategies regarding the future, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Current Year-to-Date ended June 30, 1998 versus Prior Year-to-Date ended June 30, 1997.

Net Revenue: Net revenue for the first six months of 1998 totaled $62,031,000 a 19.2% increase from $52,048,000 for the first six months of 1997. At the end of the first quarter of 1997, the Company divested its laboratory subsidiary, Columbia Analytical Services, Inc. (CAS); a reportable segment. CAS contributed $4,904,000 to net revenue in the first quarter of 1997. Excluding net revenue contributed by CAS in the first quarter of 1997, net revenue from continuing operations actually increased 31.6% in the first six months of 1998 from $47,144,000 in the same period in 1997. The increase in net revenue was primarily due to a 107.0% increase in net revenue from EMCON's Operations and Construction (EOC) reportable segment as the demand for its services continued to increase. This was offset by a 5.5% decrease in net revenue from the Professional Services Division reportable segment (PSD) due to unanticipated project delays, unusually severe weather conditions and the impact from the contraction of the PSD's West Coast operations throughout the course of 1997 and the first six months of 1998.

Direct Expenses: Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing and construction activities. Direct expenses for the first six months of 1998 totaled $35,801,000, a 44.3% increase compared to direct expenses of $24,812,000 during the first six months of 1997. Excluding the impact of CAS (which incurred direct expenses of $2,267,000 in the first quarter of 1997) direct expenses increased 58.8% from $22,545,000 in the first six months of 1997. As a percentage of net revenue, direct expenses as reported increased from 47.7% in the first six months of 1997 to 57.7% in the first six months of 1998. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS, the contraction of the PSD reportable segment and the continued expansion of the EOC reportable segment.

Indirect Expenses: Indirect expenses include salary compensation for nonbillable hours of professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first six months of 1998 totaled $24,897,000, a 2.0% decrease compared to indirect expenses of $25,403,000 for the first six months of 1997. Excluding the impact of CAS (which incurred indirect expenses of $2,529,000 in the first quarter of 1997) indirect expenses during the first six months of 1998 increased 8.8% from $22,874,000 during the first six months of 1997. As a percentage of net revenue, indirect expenses decreased from 48.8% in the first six months of 1997 (48.5% after excluding the impact of CAS) to 40.1% in the first six months of 1998. The decrease was due in part to the above-noted shift in business mix, the expansion of the EOC reportable segment, the contraction of the PSD reportable segment and the continued positive impact of cost containment measures.

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

Income From Operations: Income from operations for the first six months of 1998 was $1,333,000, a 44.5% decrease compared to $2,401,000 during the comparable period last year. Income from operations, as a percent of net revenue decreased to 2.1% for the first six months of 1998 from 4.6% in the comparable period in 1997.

Interest Income: The Company recorded interest income of $319,000 in the first six months of 1998 compared to $219,000 in the first six months of 1997. The increase in interest income in the first six months of 1998 compared to the first six months of 1997 was primarily due to the recognition of interest income on the CAS Notes.

Interest Expense. The Company incurred interest expense of $597,000 in the first six months of 1998 compared to $648,000 in the first six months of 1997.

Quarters Ended June 30, 1998 and 1997

Net Revenue. Net revenue for the quarter ended June 30, 1998, totaled $36,209,000, a 48.0% increase from net revenue of $24,467,000 for the second quarter of 1997. The increase in net revenue was primarily due to a 133.7% increase in net revenue from EMCON's Operations and Construction Division (EOC) reportable segment as the demand for its services continues to expand. This was offset by a 1.6% decrease in net revenue from the PSD reportable segment due to continued project delays, and the impact from the contraction of the PSD's West Coast operations throughout the course of 1997 and the first six months of 1998.

Direct Expenses. Direct expenses for the quarter ended June 30, 1998, totaled $21,979,000, an 80.1% increase from $12,206,000 during the second quarter of 1997. As a percentage of net revenue, direct expenses increased from 49.9% in the second quarter of 1997 to 60.7% in the second quarter of 1998. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS, the contraction of the PSD reportable segment and the continued expansion of the EOC reportable segment.

Indirect Expenses. Indirect expenses for the quarter ended June 30, 1998 totaled $13,040,000, a 16.7% increase from indirect expenses of $11,177,000 during the second quarter of 1997. As a percentage of net revenue, indirect expenses decreased from 45.7% in the second quarter of 1997 to 36.0% in the second quarter of 1998. The decrease was due in part to the above-noted shift in business mix, the expansion of the EOC reportable segment, the contraction of the PSD reportable segment and the continued positive impact of cost containment measures.

Income From Operations. Income from operations for the quarter ended June 30, 1998, was $1,190,000, a 9.8% increase compared to $1,084,000 during the second quarter of 1997. Income from operations, as a percent of net revenue decreased to 3.3% in the second quarter of 1998 from 4.4% in the comparable period in 1997.

Interest Income. The Company recorded interest income of $151,000 in the quarter ended June 30, 1998 compared to $125,000 in the second quarter of 1997.

Interest Expense. The Company incurred interest expense of $304,000 in the quarter ended June 30, 1998 compared to $317,000 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $1,248,000 and additions to property and equipment in the amount of $2,384,000; mainly computers and field equipment and developed leachate evaporation system (LES) projects. Net cash provided by operating activities during the period was $261,000.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank (the "Credit Agreement"), replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years with any unpaid amounts due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on August 27, 1998. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

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

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 3.     Not applicable.

Item 4.           Submission of Matters to a Vote of Security-Holders

On May 28, 1998, the Annual Meeting of Shareholders of EMCON was held at 1921 Ringwood Ave., San Jose, California. Of the 8,572,862 shares outstanding as of the record date, 7,697,769 shares were present or represented by proxies at the meeting.

Election of Directors. An election of directors was held with the following individuals being elected to the Board of Directors:

                                                 For                 Withheld
        Douglas P. Crane                      6,803,314              894,455
        Eugene M. Herson                      7,137,548              560,221
        Richard A. Peluso                     7,143,053              554,716
        Donald R. Kerstetter                  6,801,098              896,671
        Peter Vardy                           6,803,798              893,971
        Franklin J. Agardy                    6,800,855              896,914

Approval of 1998 Stock Option Plan. The shareholders voted to approve the 1998 Stock Option Plan. The proposal received 2,770,870 votes for, 2,753,927 votes against, 160,888 abstentions and 2,012,084 broker non-votes.

Ratification of Appointment of Independent Auditors. The shareholders voted to ratify the appointment of Ernst & Young LLP as EMCON's independent auditors for the fiscal year ending December 31, 1998. The proposal received 7,589,152 votes for, 91,388 votes against, and 17,229 abstentions.

Item 5.           Not applicable.

Item 6.           Exhibits and Reports

      (a)         Exhibits - See Index to Exhibits on Page 18

      (b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  July 27, 1998                    EMCON


                                        \s\  R. Michael Momboisse
                                        -------------------------------------
                                        R. MICHAEL MOMBOISSE
                                        Chief Financial Officer,
                                        Vice President - Legal, and Secretary
                                        (Duly authorized and principal
                                         financial and accounting officer)

                                INDEX TO EXHIBITS
                                                                  Sequentially
   Exhibit                                                         Numbered
   Number                                                            Page
--------------                                                   --------------
     2.1       Stock  Purchase  Agreement  dated January 30,            *
               1996, among Organic Waste Technologies,  Inc.
               ("OWT"),    Registrant    and   the   selling
               shareholders   and  option  holders  of  OWT,
               incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March
               14, 1996, (the "March 1996 8-K").

     2.2       Asset   Purchase   Agreement   between   Yolo           *
               Energy  Partners,  Inc.,  Yolo  Landfill  Gas
               Corporation,   EMCON,   Yolo  Neo  LLC,   and
               Minnesota  Methane  LLC  dated  December  31,
               1996,  incorporated by reference from Exhibit
               10.20 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the
               "1996 10-K").

     2.3       Acquisition   Agreement   between  EMCON  and           *
               its   wholly   owned   subsidiary,   Monterey
               Landfill Gas Corporation,  and Biomass Energy
               Partners  V,  L.P.,   dated  March  6,  1997,
               incorporated by reference from Exhibit 10.22 of the 1996 10-K.

     2.4       Stock   Purchase  Agreement  dated  April  4,           *
               1997 among  Registrant,  Columbia  Analytical
               Services,  Inc.  (`CAS"),  Northwest Trust as
               trustee of the CAS Employee  Stock  Ownership
               Trust and certain senior management employees
               of  CAS,   incorporated   by  reference  from
               Exhibit  2.4  of the  Registrant's  Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (the "March 1997 10-Q").

     2.5       Stock  Purchase  Agreement  dated  April  30,          *
               1997 among  Registrant,  OWT,  National Earth
               Products,   Inc.   ("NEP")  and  the  selling
               stockholders   of   NEP,    incorporated   by
               reference  from Exhibit 2.5 of the March 1997
               10-Q.

     2.6       Agreement  and Plan of  Reorganization  among          *
               Registrant,  Advanced  Analytical  Solutions,
               Inc.  ("A2S") and certain other parties dated
               April 3, 1998, incorporated by reference from
               Exhibit 2.6 of the  Quarterly  Report on Form
               10-Q for the fiscal quarter ended March 31, 1998 (the "March 1998 10-Q").

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

                                                                   Sequentially
   Exhibit                                                           Numbered
   Number            INDEX TO EXHIBITS (Continued)                     Page
--------------                                                   ---------------
    3.3        Bylaws, as amended, incorporated by reference            *
               from Exhibit 4.2 of the June 1991 10-Q.

    10.1       EMCON 1986  Incentive  Stock  Option Plan and            *(1)
               Amendment,  incorporated  by  reference  from
               Exhibit  10.15 of the  Form S-1  Registration
               Statement.

    10.2       Form  of   Agreement   pursuant   to   Salary            *(1)
               Continuation Plan,  incorporated by reference
               from   Exhibit   10.17   of  the   Form   S-1
               Registration Statement.

    10.3       Schedule  identifying  Agreements pursuant to            *(1)
               Salary  Continuation Plan between  Registrant
               and  certain   employees,   incorporated   by
               reference    from   Exhibit   10.3   of   the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the
               "1997 10-K").

    10.4       Form  of  Indemnity   Agreement  between  the            *
               Registrant  and  each  of  the   Registrant's
               officers  and  directors,   incorporated   by
               reference   from   Exhibit   10.20   of   the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (the
               "1988 10-K").

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

    10.6       EMCON    Employee    Stock    Purchase   Plan            *(1)
               incorporated by reference from Exhibit 10.10 of the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 30, 1995.

    10.7       EMCON  Restricted   Stock  Plan  incorporated            *(1)
               by reference from Exhibit 10.15 of the Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1990.

    10.8       EMCON  Deferred  Compensation  Plan effective            *(1)
               January 1, 1994, incorporated by reference from Exhibit 10.12 of the Registrant's Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1993 (the "1993 10-K").

     10.9      Trust   Agreement  for  the  EMCON   Deferred            *(1)
               Compensation  Plan  and  Salary  Continuation
               Plan Trust dated  February 19, 1994,  between
               Registrant   and  Wells  Fargo   Bank,   N.A.
               incorporated by reference from Exhibit 10.13 of the 1993 10-K.

     10.10     Agreement   between   Eugene  M.  Herson  and            *(1)
               Registrant    dated    November   30,   1995,
               incorporated by reference from Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
               (the "1995 10-K").

                                                                  Sequentially
   Exhibit                                                         Numbered
   Number          INDEX TO EXHIBITS (Continued)                     Page
--------------                                                   ---------------
    10.12      Credit   Agreement   between   The   Bank  of           *
               California,   N.A.   and   Registrant   dated
               February 29, 1996, incorporated by reference from Exhibit 10.2 of the March 1996 8-K.

    10.13      Security   Agreement   between  The  Bank  of           *
               California,   N.A.   and   Registrant   dated
               February 29, 1996, incorporated by reference from Exhibit 10.3 of the March 1996 8-K.

    10.14      Pledge   Agreement   between   The   Bank  of           *
               California,   N.A.   and   Registrant   dated
               February 29, 1996, incorporated by reference from Exhibit 10.4 of the March 1996 8-K.

    10.15      Eurodollar Rate Option Agreement  between The           *
               Bank of California, N.A. and Registrant dated
               February 29, 1996, incorporated by reference from Exhibit 10.5 of the March 1996 8-K.

    10.16      Fixed  Rate  Amortization   Option  Agreement           *
               between  The  Bank of  California,  N.A.  and
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

    10.19      New Note Agreement dated  effective  November          *
               1,  1996  among   EMCON,   OWT  and   certain
               employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.

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

    10.22      Convertible Notes dated April 30, 1997 issued          *
               by EMCON to Dennis Grimm and Charles Gearhart in the principal amounts of $400,798.40 and $399,201.60, respectively, incorporated by reference from Exhibit 10.22 of the March
               1997 10-Q.

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

    10.24      Amendment    1997-I    to   EMCON    Deferred            *(1)
               Compensation  Plan dated  effective  February
               22,  1997,  incorporated  by  reference  from
               Exhibit 10.24 of the  Registrant's  Quarterly
               Report  on Form 10-Q for the  fiscal  quarter
               ended  June 30,  1997  (the  "June  30,  1997
               10-Q").

    10.25      Fourth  Amendment to Credit  Agreement  dated            *
               effective June 24, 1997 among EMCON and Union
               Bank of California, N.A., incorporated by reference from Exhibit 10.25 of the June 30, 1997 10-Q.

    10.26      Amended and Restated Agreement between Eugene            *(1)
               M. Herson and  Registrant  dated  November 3,
               1997,  incorporated by reference from Exhibit
               10.26 of the 1997 10-K.

    10.27      Amended  and  Restated  Agreement  between R.            *(1)
               Michael   Momboisse  and   Registrant   dated
               November 3, 1997, incorporated by reference from Exhibit 10.27 of the 1997 10-K.

    10.28      Deferred   Compensation   Plan,  Amended  and            *(1)
               Restated    effective    January   1,   1998,
               incorporated by reference from Exhibit 10.28 of the 1997 10-K.

    10.29      Registration     Rights    Agreement    among            *
               Registrant, and the former shareholders of A2S dated April 3, 1998, incorporated by reference from Exhibit 10.29 of the March
               1998 10-Q.

    10.30      Secured  Promissory Note of Timothy M. Keaten            *
               dated April 3, 1998, in the principal amount of $225,000, incorporated by reference from
               Exhibit 10.30 of the March 1998 10-Q.

    10.31      EMCON 1998 Stock Option Plan,  with  standard           22
               form of  Incentive  Stock  Option  Agreement,
               Non-Statutory   Stock  Option  Agreement  and
               Non-Statutory Stock Option Agreement (outside
               Director Option) attached.

    10.32      Sixth  Amendment  to Credit  Agreement  among           76(1)
               Registrant and Union Bank of California dated
               June 1, 1998.


      27       Financial Data Schedule, included herein.               81

 *  Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.