Form 10-Q/A
period 1998-06-30
EMCON
filed 1998-08-25
CIK 819977

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

        The undersigned registrant hereby amends the following items of its Form 10-Q for the period ended June 30, 1998: Form 10Q filed with the Securities and Exchange Commission on August 5, 1998. The Consolidated Statements of Income on page 4 and the Earnings Per Share on page 8 for the quarter ended June 30, 1998 have been amended due to a calculation error for weighted shares outstanding for 1998. The recalculation did not affect earnings per share during the 1998 periods stated except for diluted earnings per share for the quarter ended June 30, 1998. The revised calculations changes diluted earnings per share to $0.06 from the previously reported $0.07.

EMCON
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                                      (Unaudited)                     (Unaudited)
                                                               ---------------------------     --------------------------
(In thousands, except per share amounts)                             1998          1997             1998          1997
-------------------------------------------------------------------------------------------------------------------------

Gross revenue                                                       $40,985       $33,114           $69,764      $64,477
Outside services at cost                                              4,776         8,647             7,733       12,429
                                                                    -------       -------           -------      -------

         Net revenue                                                 36,209        24,467            62,031       52,048

Costs and expenses:
     Direct expenses                                                 21,979        12,206            35,801       24,812
     Indirect expenses                                               13,040        11,177            24,897       25,403
     Restructuring/other charges                                         --            --                --          (75)
     Loss on disposition of laboratory                                   --            --                --          333
     Gain on sale of assets                                              --            --                           (826)
                                                                    -------       -------           -------      -------
                                                                                                         --

         Income from operations                                       1,190         1,084             1,333        2,401

Interest income                                                        (151)         (125)             (319)        (219)
Interest expense                                                        304           317               597          648
Equity in earnings of affiliates                                         --           (16)              (15)         (34)
Minority interest (income) expense                                        2           148                            183
                                                                    -------       -------           -------      -------
                                                                                                        (20)

Income before provision for income taxes                              1,035           760             1,090        1,823
Provision for income taxes                                              461           266               496          638
                                                                    -------       -------           -------      -------

Net income                                                          $   574       $   494           $   594      $ 1,185
                                                                    =======       =======           =======      =======

Basic earnings per share                                            $  0.07       $  0.06           $  0.07      $  0.14
                                                                    =======       =======           =======      =======

Diluted earnings per share                                          $  0.06       $  0.06           $  0.07      $  0.14
                                                                    =======       =======           =======      =======

Shares used in computing basic earnings per share                     8,712         8,534             8,643        8,534
                                                                    =======       =======           =======      =======

Shares used in computing diluted earnings per share                   8,924         8,554             8,876        8,545
                                                                    =======       =======           =======      =======
See accompanying notes.


6.  Earnings Per Share

                                                                 Three months ended               Six months ended
                                                                       June 30                         June 30
                                                           -----------------------------    ------------------------------
    (In thousands, except for earnings per share)                1998             1997            1998         1997
    ----------------------------------------------------------------------------------------------------------------------
    Numerator:
     Net income                                                 $  574           $  494         $  594         $1,185
                                                                ------           ------         ------         ------
     Numerator for basic earnings per share -
         income available to common stockholders                   574              494            594          1,185
     Effect of dilutive securities:
         8% convertible debentures                              N/A(1)           N/A(1)         N/A(1)          N/A(1)
                                                                ------           ------         ------          ------
     Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions                              $  574           $  494        $  594           $1,185
                                                                ======           ======        ======           ======
    Denominator:
    Denominator for basic earnings per share -
         weighted-average shares                                 8,712            8,534         8,643            8,534
    Effect of dilutive securities:
         Employee stock options                                    212               20           233               11
         8% convertible debentures                              N/A(1)           N/A(1)         N/A(1)           N/A(1)
    Dilutive potential common shares
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversions                                             8,924            8,554         8,876            8,545
                                                                ======           ======        ======           ======
    Basic earnings per share                                    $ 0.07           $ 0.06        $ 0.07           $ 0.14
                                                                ======           ======        ======           ======
    Diluted earnings per share                                  $ 0.06           $ 0.06        $ 0.07           $ 0.14
                                                                ======           ======        ======           ======
    ------------------------------------------------------ --------------- ---------------- -------------- ---------------
  (1)Excluded from the above  reconciliations were approximately  269,000 shares of common stock that may be issued at $6.50 per share to convert $1,747,000 of indebtedness  to certain  senior  management  of OWT because  such shares were antidilutive  at June 30, 1998.  Conversion  of debt,  if it occurs,  would be within  ninety days after  November 30,  2001.  Also  excluded  from the above reconciliations were approximately  123,000 shares of common stock that may be issued at $6.50 per share to  convert  $800,000  of  indebtedness  to  certain senior  management  of NEP because such shares were  antidilutive  at June 30,
  1998.  Conversion of debt, if it occurs,  would be 50% at May 1, 2000, and 50%
  at May 1, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 21, 1998                     EMCON


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