Form 10-Q
period 1998-09-30
EMCON
filed 1998-11-06
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16225

                                      EMCON

             (Exact name of Registrant as specified in its charter)


             California                                        94-1738964
 ----------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

400 South El Camino Real, Suite 1200
San Mateo, California                                             94402
----------------------------------------------                 ------------
(Address of  principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (650) 375-1522

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

8,723,099 shares of Common Stock Issued and Outstanding as of November 3, 1998.

                                      EMCON
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                           Page
                                                                          Number
                                                                          ------

FACING SHEET .............................................................   1

INDEX ....................................................................   2

PART I.   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -
                      September 30, 1998 and December 31, 1997............   3

                      Consolidated Statements of Income -
                      Three and nine months ended September 30,
                      1998 and 1997.......................................   4

                      Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1998 and 1997......    5

                      Notes to Consolidated Financial Statements.........    6

        Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.....................................   12

   PART II. OTHER INFORMATION............................................   16

Signatures...............................................................   17

Index to
  Exhibits................................................................. 18



   EMCON
   CONSOLIDATED BALANCE SHEETS
 --------------------------------------------------------------------------------- ------------------ ----------------
                                                                                     September 30,     December 31,
                                                                                         1998              1997
 (In thousands, except share amounts)                                                 (Unaudited)        (Audited)
 --------------------------------------------------------------------------------- ------------------ ----------------

 ASSETS
 Current Assets:
 Cash and cash equivalents                                                            $  4,260         $  6,106
 Accounts Receivable:
     Billed accounts receivable, net of allowance for doubtful accounts
       of $748 and $634 at September 30, 1998 and December 31, 1997, respectively       35,739           31,413
     Unbilled accounts receivable, net of allowance for doubtful accounts
       of $460 and $295 at September 30, 1998 and December 31, 1997, respectively        7,218            5,310
 Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                               1,598              678
 Prepaid expenses and other current assets                                               3,352            3,401
 Inventory                                                                               3,017            2,238
 Deferred taxes, current portion                                                         3,235            4,235
                                                                                      --------         --------
     Total Current Assets                                                               58,419           53,381
 Net property and equipment, at cost                                                    16,180           16,182
 Notes receivable                                                                        2,326            2,811
 Cash surrender value of insurance policies                                              3,113            2,346
 Other assets                                                                            2,599            2,597
 Deferred tax assets                                                                     1,028            1,028
 Goodwill, net of amortization                                                          14,747           13,916
 Other intangible assets, net of amortization                                              868              814
                                                                                     ---------        ---------
     Total Assets                                                                      $99,280          $93,075
                                                                                       =======          =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable                                                                      $11,507         $  8,391
 Accrued payroll and related benefits                                                    5,958            4,356
 Other accrued liabilities                                                               4,723            2,969
 Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                            2,876            2,732
 Long-term obligations due within one year                                               2,263            2,350
                                                                                      --------         --------
     Total Current Liabilities                                                          27,327           20,798
 Long-term debt                                                                          9,786           11,441
  Other noncurrent obligations                                                           2,083            2,736
 Commitments and contingencies                                                              --               --
 Shareholders' Equity:
 Preferred stock, no par value, 5,000,000 shares authorized;
     no shares issued or outstanding                                                        --               --
 Common stock, no par value, 15,000,000 shares authorized;
     8,723,099 and 8,571,764 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively                             42,875           42,184
 Retained earnings                                                                      17,209           15,916
                                                                                       -------          -------
     Total Shareholders' Equity                                                         60,084           58,100
                                                                                       -------          -------
     Total Liabilities and Shareholders' Equity                                        $99,280          $93,075
                                                                                       =======          =======
See accompanying notes.



EMCON
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended              Nine months ended
                                                                      September 30,                   September 30,
                                                                       (Unaudited)                     (Unaudited)
                                                                ---------------------------    ----------------------------
(In thousands, except per share amounts)                              1998          1997             1998           1997
---------------------------------------------------------------------------------------------------------------------------

Gross revenue                                                        $41,585       $40,764         $111,349       $105,241
Outside services at cost                                               5,954        10,865           13,687         23,294
                                                                     -------       -------         --------       --------

         Net revenue                                                  35,631        29,899           97,662         81,947

Costs and expenses:
     Direct expenses                                                  21,809        15,916           57,610         40,728
     Indirect expenses                                                12,254        12,194           37,151         37,597
     Restructuring/other charges                                          --            --               --            (75)
     Loss on disposition of laboratory                                    --            --               --            333
     Gain on sale of assets                                               --            --               --           (826)
                                                                      ------        ------           ------         ------

         Income from operations                                        1,568         1,789            2,901          4,190

Interest income                                                         (125)         (145)            (444)          (364)
Interest expense                                                         294           275              891            923
Equity in earnings of affiliates                                          --           (63)             (15)           (97)
Minority interest (income) expense                                        11           271               (9)           454
                                                                      ------        ------           ------         ------

Income before provision for income taxes                               1,388         1,451            2,478          3,274
Provision for income taxes                                               658           508            1,154          1,146
                                                                      ------        ------           ------         ------

Net income                                                            $  730        $  943           $1,324         $2,128
                                                                      ======        ======           ======         ======

Basic earnings per share                                              $ 0.08        $ 0.11           $ 0.15         $ 0.25
                                                                      ======        ======           ======         ======

Diluted earnings per share                                            $ 0.08        $ 0.11           $ 0.15         $ 0.25
                                                                      ======        ======           ======         ======

Shares used in computing basic earnings per share                      8,723         8,557            8,670          8,541
                                                                      ======        ======           ======         ======

Shares used in computing diluted earnings per share                    8,816         8,768            8,856          8,608
                                                                      ======        ======           ======         ======

See accompanying notes.



EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                 Nine months ended
                                                                                   September 30,
                                                                                    (Unaudited)
                                                                           -------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                  1998             1997
----------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
Net income                                                                      $1,324           $2,128
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
   Depreciation                                                                  2,818            2,776
   Amortization                                                                    491              477
   Bad debt expense                                                                691            1,022
   Gain (loss) on sale/disposal of property and equipment                         (230)              48
   Loss on disposition of laboratory                                                --              333
   Gain on disposition of assets                                                    --             (826)
   Increase in salary continuation plan                                            187               64
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (6,567)          (8,396)
       Costs and estimated earnings in excess of billings on uncompleted          (920)          (1,344)
       contracts
       Inventory                                                                  (779)            (908)
       Prepaid expenses and other assets                                            --              217
       Notes receivable                                                            485           (2,375)
       Cash surrender value of insurance policies                                 (767)            (409)
       Other assets                                                                  3            2,290
       Deferred tax assets                                                       1,000               --
       Accounts payable                                                          2,893            3,857
       Accrued payroll and related benefits                                      1,587             (111)
       Billings in excess of costs and estimated earnings on uncompleted           144            1,209
       projects
       Other accrued liabilities                                                   868            2,851
----------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                              3,228            2,903
----------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment                                          (2,968)          (3,222)
   Acquisitions, net of cash acquired                                             (719)            (858)
   Addition to other intangible assets                                            (101)              --
   Net cash on disposition of laboratory                                            --            3,794
   Net cash from dispositions of assets                                             --              840
   Proceeds from sale of property and equipment                                    389              122
----------------------------------------------------------------------------------------------------------

          Net cash (used for) provided by investing activities                  (3,399)             676
----------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Proceeds of new debt obligation                                                  58              137
   Payments of current and long term portion of debt                            (1,800)          (5,165)
   Issuance of common stock for cash, net of cancellations                          98              210
   Dividend payments                                                               (31)             (30)
----------------------------------------------------------------------------------------------------------

          Net cash used for financing activities                                (1,675)          (4,848)
----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                           (1,846)          (1,269)
Cash and cash equivalents, beginning of year                                     6,106            5,331
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $4,260           $4,062
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

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-off of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the quarter ended September 30, 1998, $6,000 of costs relating to the restructuring were incurred and charged against an established reserve. Through September 30, 1998, $405,000 of restructuring costs have been incurred and charged against the reserve and $286,000 of the reserve remains in other accrued liabilities, which includes present value adjustments during 1998 of $18,000.

3.   Acquisitions

     On April 3, 1998, EMCON acquired all the outstanding capital stock of Advanced Analytical Solutions, Inc. ("A2S"), a provider of alternative dispute resolution, cost allocation, cost recovery, and litigation support services primarily for superfund projects. A2S has offices in Denver, Colorado and Philadelphia, Pennsylvania. The Company purchased A2S for $593,000 in stock and $601,000 in cash and direct acquisition costs. The transaction was accounted for as a purchase. Goodwill of approximately $1,150,000 is being amortized over twenty years using the straight line method. Accumulated amortization at September 30, 1998, was approximately $29,000. Additional consideration may be paid for the purchase of A2S subject to the achievement of predetermined operating performance goals over the next two years. This acquisition would not have had a material affect on net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

     Effective May 1, 1997, Organic Waste Technology, Inc. ("OWT"), a wholly owned subsidiary of EMCON, acquired all of the equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and $800,000 in notes payable. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,601,000 resulting from this acquisition are included in goodwill and are being amortized over twenty-five years using the straight line method. Accumulated amortization as of September 30, 1998, was approximately $86,000. Included in goodwill, is an additional $125,000 cash payment that was made to NEP shareholders in May, 1998, as a result of their attaining certain predetermined operating performance goals. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earnout goals over the next year to be measured as of April, 1999. This acquisition would not have had a material effect on net revenue, net income, or earnings per share, had it been effective at January 1, 1997.

4.   Credit Agreement

     In conjunction with the acquisition of OWT in the first quarter of 1996, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank (the "Credit Agreement"), replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years with any unpaid amounts due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of Columbia Analytical Services, Inc., the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes in the form of a line of credit (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit Agreement expires on November 30, 1998. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

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

6.  Earnings Per Share


                                                                 Three months ended               Nine months ended
                                                                    September 30                     September 30
                                                           ------------------------------   ----------------------------
    (In thousands, except for earnings per share)                 1998             1997            1998            1997
    --------------------------------------------------------------------------------------------------------------------

     Numerator:
     Net income                                                    $  730          $  943         $1,324           $2,128
                                                                   ------          ------         ------           ------
     Numerator for basic earnings per share -
         income available to common stockholders                      730             943          1,324            2,128
     Effect of dilutive securities:
         8% convertible debentures                                    N/A(1)          N/A(1)         N/A(1)           N/A(1)
                                                                   ------          ------         ------            -----
     Numerator for diluted earnings per share -
         income available to common stockholders
         after assumed conversions                                 $ 730           $  943         $1,324           $2,128
                                                                   =====           ======         ======           ======
    Denominator:
    Denominator for basic earnings per share -
         weighted-average shares                                   8,723            8,557          8,670            8,541
    Effect of dilutive securities:
         Employee stock options                                       93              211            186               67
         8% convertible debentures                                   N/A(1)           N/A(1)         N/A(1)           N/A(1)
    Dilutive potential common shares
    Denominator for diluted earnings per share -
         adjusted weighted average shares and assumed
         conversions                                               8,816            8,768          8,856            8,608
                                                                  ======           ======         ======           ======
    Basic earnings per share                                      $ 0.08           $ 0.11         $ 0.15           $ 0.25
                                                                  ======           ======         ======           ======
    Diluted earnings per share                                    $ 0.08           $ 0.11         $ 0.15           $ 0.25
                                                                  ======           ======         ======           ======
    ------------------------------------------------------ --------------- ---------------- -------------- ---------------
  (1)Excluded from the above  reconciliations were approximately  269,000 shares of common stock that may be issued at $6.50 per share to convert $1,747,000 of indebtedness  to certain  senior  management  of OWT because  such shares were antidilutive at September 30, 1998. Conversion of debt, if it occurs, would be within  ninety days after  November 30,  2001.  Also  excluded  from the above reconciliations were approximately  123,000 shares of common stock that may be issued at $6.50 per share to  convert  $800,000  of  indebtedness  to  certain senior  management of NEP because such shares were  antidilutive  at September
  30, 1998.  Conversion of debt, if it occurs,  would be 50% at May 1, 2000, and
  50% at May 1, 2002.

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

     The Company provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private industrial and solid waste clients. The Company is comprised of two reportable segments -- the Operations and Construction Division (EOC) and the Professional Services Division (PSD) -- and services three key service lines: Solid Waste, Site Restoration and Facility Services.

     In the first quarter of 1997, the Company had, in addition to the two reportable segments listed above, a third reportable segment which was its laboratory operations known as Columbia Analytical Services, Inc. (CAS). During the first quarter of 1997, the Company completed the sale of CAS.

     Measurement of segment profit or loss and segment assets.

     The Company evaluates performance of its reportable segments, EOC and PSD, based on operating income or loss before and after corporate overhead allocations, but before interest income, interest expense, equity in income of affiliates and minority interest income (loss). Corporate overhead expenses are substantially allocated to the reporting segments based on revenue and/or headcount when an item is not specifically identified to a reporting segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as disclosed in EMCON's Form 10K as of December 31, 1997.

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

     The Company's reportable segments are divisional units that offer different services. The reportable segments are each managed separately. The PSD reportable segment concentrates on professional engineering, design and consulting services in solid waste, site restoration and facilities services. The PSD reportable segment has regional operations situated in the North, South, Northwest and Southwest portions of the United States, each overseen by an Area Operations Manager. These regional operations have the same operating parameters (services offered and required operating margins), may serve the same national customers and often share personnel. For reportable segment reporting, these regional operations are aggregated. The EOC reportable segment concentrates on construction, drilling, equipment fabrication and operations and maintenance services, primarily to the Company's solid waste clients.

     In  1997,  there  was  a  third  reportable  segment,  Columbia  Analytical
     Services, Inc., a laboratory division that was sold during the first quarter of 1997.



     Segment Information
       ---------------------------------------------------------------------------------------------------
       (Three months ended September 30, 1998)                  PSD        EOC        Other         Total
       ---------------------------------------------------------------------------------------------------

       Gross revenues from:
            External subcontractors                         $23,134    $17,920       $  531       $41,585
            Intersegment revenues                             1,137      1,405           --         2,542
       Outside services from:
            External subcontractors                           5,921          2           31         5,954
            Intersegment services                             1,505      1,039            3         2,547
       Net revenues                                          16,845     18,284          502        35,631
       Depreciation expense                                     500        354           69           923
       Amortization expense                                      --         16          159           175
       Segment operating profit (loss) before                 2,713      1,191          133         4,037
       allocations
       Segment operating profit (loss) after allocations      1,602        642         (676)        1,568
       ---------------------------------------------------------------------------------------------------
       (Three months ended September 30, 1997)
       ---------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $22,037    $18,725        $   2       $40,764
            Intersegment revenues                               443        593           --         1,036
       Outside services from:
            External subcontractors                           5,139      5,726           --        10,865
            Intersegment services                               645        376           --         1,021
       Net revenues                                          16,696     13,216          (13)       29,899
       Depreciation expense                                     581        200           87           868
       Amortization expense                                      --         29          136           165
       Segment operating profit (loss) before                 2,047      1,404           --         3,451
       allocations
       Segment operating profit (loss) after allocations        918        844           27         1,789
       ---------------------------------------------------------------------------------------------------


       ----------------------------------------------------------------------------------------------------------------
       (Nine months ended September 30, 1998)                   PSD        EOC          CAS        Other         Total
       ----------------------------------------------------------------------------------------------------------------
       Gross revenues from:
            External customers                              $61,465    $48,895          N/A        $ 989      $111,349
            Intersegment revenues                             2,009      2,558          N/A           --         4,567
       Outside services from:
            External subcontractors                          13,535        105          N/A           47        13,687
            Intersegment services                             2,753      1,833          N/A            8         4,594
       Net revenues                                          47,186     49,515          N/A          961        97,662
       Depreciation expense                                   1,581      1,032          N/A          205         2,818
       Amortization expense                                      --         46          N/A          445           491
       Segment operating profit (loss) before                 3,908      4,465          N/A          259         8,632
       allocations
       Segment operating profit (loss) after allocations        807      2,873          N/A         (779)        2,901
       Segment assets (1)
           Accounts receivable, net                          23,829     18,688          N/A          440        42,957
       ----------------------------------------------------------------------------------------------------------------
        (1)  The Company reviews its consolidated balance sheet and reviews only accounts receivable on a segment basis.



       -----------------------------------------------------------------------------------------------------------------
       (Nine months ended September 30, 1997)                   PSD        EOC           CAS         Other        Total
       -----------------------------------------------------------------------------------------------------------------

       Gross revenues from:
            External customers                              $63,143    $37,633        $4,453        $  12      $105,241
            Intersegment revenues                             1,136      1,684           734           --         3,554
       Outside services from:
            External subcontractors                          12,780     10,239           275           --        23,294
            Intersegment services                             2,708        776             8           --         3,492
       Net revenues                                          48,791     28,302         4,904          (50)       81,947
       Depreciation expense                                   1,700        846           462          230         3,238
       Amortization expense                                      --         70            --          407           477
       Restructuring/other charges                               --         --            --          (75)          (75)
       Loss on disposition of laboratory                         --         --            --          333           333
       Gain on sale of assets                                    --        826            --           --           826
       Segment operating profit (loss) before                 5,076      3,682           108           --         8,866
       allocations
       Segment operating profit (loss) after allocations      2,184      2,176           (59)        (111)        4,190
       Segment assets(1)
            Accounts receivable, net                         27,491     14,059           N/A           --        41,550
       -----------------------------------------------------------------------------------------------------------------
     (1)The  Company  reviews its  consolidated  balance  sheet and reviews only accounts receivable on a segment basis.



       ------------------------------------------------------------------------------------------------------------------

                                                                         Three months ended          Nine months ended
                                                                            September 30,              September 30,
       ------------------------------------------------------------------------------------------------------------------
       Three months ended September 30,                                      1998        1997           1998        1997
       ------------------------------------------------------------------------------------------------------------------

       Revenues
       Total external revenues for reportable segments                    $41,054     $40,762       $110,360    $105,229
       Intersegment revenues for reportable segments                        2,542       1,036          4,567       3,554
       Other revenues                                                         531           2            989          12
       Elimination of intersegment revenues                                (2,542)     (1,036)        (4,567)     (3,554)
                                                                          -------     -------       --------    --------
            Total gross consolidated revenues                              41,585      40,764        111,349     105,241
       Less outside services                                               (5,954)    (10,865)       (13,687)    (23,294)
                                                                          -------     -------       --------    --------
             Total net revenue                                            $35,631     $29,899        $97,662     $81,947
       ------------------------------------------------------------------------------------------------------------------
       Profit or Loss
       Total operating profit for reportable segments before              $ 4,037     $ 3,451        $ 8,632     $ 8,866
       allocations
       Overhead allocations expense                                        (1,660)     (1,689)        (4,693)     (4,565)
       Unallocated overhead                                                  (809)         27         (1,038)       (111)
                                                                          -------      ------        -------     -------
             Total operating profit after allocations                       1,568       1,789          2,901       4,190
       Interest income                                                        125         145            444         364
       Interest expense                                                      (294)       (275)          (891)       (923)
       Equity in earnings of affiliates                                        --          63             15          97
       Minority interest income (expense)                                     (11)       (271)             9        (454)
                                                                          -------      ------        -------     -------

            Income before provision for income taxes                       $1,388      $1,451        $ 2,478     $ 3,274
       ------------------------------------------------------------------------------------------------------------------
       September 30,                                                                            1998                1997
       ------------------------------------------------------------------------------------------------------------------
       Assets
       Accounts receivable for reportable segments                                           $42,957             $41,550
       Other current assets                                                                   15,462              11,904
       Net property and equipment at cost                                                     16,180              15,371
       Goodwill, net of amortization                                                          14,747              13,786
       Other assets                                                                            9,934              13,798
                                                                                             -------             -------
            Total consolidated assets                                                        $99,280             $96,409
       ------------------------------------------------------------------------------------------------------------------

                                       11

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

RESULTS OF OPERATIONS

Current Year-to-Date ended September 30, 1998 versus Prior Year-to-Date ended September 30, 1997.

Net Revenue: Net revenue for the first nine months of 1998 totaled $97,662,000, a 19.2% increase from $81,947,000 for the first nine months of 1997. At the end of the first quarter of 1997, the Company divested its laboratory subsidiary, Columbia Analytical Services, Inc. (CAS); a reportable segment. CAS contributed $4,904,000 to net revenue in the first quarter of 1997. Excluding net revenue contributed by CAS in the first quarter of 1997, net revenue from continuing operations increased 26.8% in the first nine months of 1998 from $77,043,000 in the same period in 1997. The increase in net revenue was primarily due to a 75.0% increase in net revenue from EMCON's Operations and Construction (EOC) reportable segment as the demand for its services continued to increase. This was offset by a 3.3% decrease in net revenue from the Professional Services Division (PSD) reportable segment due to unanticipated project delays, unusually severe weather conditions and the contraction of the PSD's Northwest and Southwest operations throughout the course of 1997 and the first nine months of 1998.

Direct Expenses: Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing, construction and drilling activities. Direct expenses for the first nine months of 1998 totaled $57,610,000, a 41.5% increase compared to direct expenses of $40,728,000 during the first nine months of 1997. Excluding the impact of CAS (which incurred direct expenses of $2,267,000 in the first quarter of 1997) direct expenses increased 49.8% from $38,461,000 in the first nine months of 1997. As a percentage of net revenue, direct expenses as reported increased from 49.7% in the first nine months of 1997 to 59.0% in the first nine months of 1998. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS, the contraction of the PSD reportable segment and the continued expansion of the EOC reportable segment.

Indirect Expenses: Indirect expenses include salary compensation for nonbillable hours of professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first nine months of 1998 totaled $37,151,000, a 1.2% decrease compared to indirect expenses of $37,597,000 for the first nine months of 1997. Excluding the impact of CAS (which incurred indirect expenses of $2,529,000 in the first quarter of 1997) indirect expenses during the first nine months of 1998 increased 5.9% from $35,068,000 during the first nine months of 1997. As a percentage of net revenue, indirect expenses as reported decreased from 45.9% in the first nine months of 1997 (42.8% after excluding the impact of CAS) to 38.0% in the first nine months of 1998. The decrease was due in part to the above-noted shift in business mix, the expansion of the EOC reportable segment, the contraction of the PSD reportable segment and the continued positive impact of cost containment measures.

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

Income From Operations: Income from operations for the first nine months of 1998 was $2,901,000, a 30.8% decrease compared to $4,190,000 during the comparable period last year. Income from operations, as a percent of net revenue decreased to 3.0% for the first nine months of 1998 from 5.1% in the comparable period in 1997.

Interest Income: The Company recorded interest income of $444,000 in the first nine months of 1998 compared to $364,000 in the first nine months of 1997. The increase in interest income in the first nine months of 1998 compared to the first nine months of 1997 was primarily due to the recognition of interest income on the CAS Notes.

Interest Expense. The Company incurred interest expense of $891,000 in the first nine months of 1998 compared to $923,000 in the first nine months of 1997.

Quarters Ended September 30, 1998 and 1997

Net Revenue. Net revenue for the quarter ended September 30, 1998, totaled $35,631,000, a 19.2% increase from net revenue of $29,899,000 for the third quarter of 1997. The increase in net revenue was primarily due to a 38.3% increase in net revenue from the EOC reportable segment as the demand for its services continues to expand. Net revenue from the PSD reportable segment was relatively unchanged with a 1.0% increase.

Direct Expenses. Direct expenses for the quarter ended September 30, 1998, totaled $21,809,000, a 37.0% increase from $15,916,000 during the third quarter of 1997. As a percentage of net revenue, direct expenses increased from 53.2% in the third quarter of 1997 to 61.2% in the third quarter of 1998. The increase was due in large part to a shift in business mix resulting from the continued expansion of the EOC reportable segment.

Indirect Expenses. Indirect expenses for the quarter ended September 30, 1998 totaled $12,254,000, a 0.5% increase from indirect expenses of $12,194,000 during the third quarter of 1997. As a percentage of net revenue, indirect expenses decreased from 40.8% in the third quarter of 1997 to 34.4% in the third quarter of 1998. The decrease was due in part to the above-noted shift in business mix resulting from the expansion of the EOC reportable segment and the continued positive impact of cost containment measures.

Income From Operations. Income from operations for the quarter ended September 30, 1998, was $1,568,000, a 12.4% decrease compared to $1,789,000 during the third quarter of 1997. Income from operations, as a percent of net revenue decreased to 4.4% in the third quarter of 1998 from 6.0% in the comparable period in 1997.

Interest Income. The Company recorded interest income of $125,000 in the quarter ended September 30, 1998 compared to $145,000 in the third quarter of 1997.

Interest Expense. The Company incurred interest expense of $294,000 in the quarter ended September 30, 1998 compared to $275,000 in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $1,800,000 and additions to property and equipment in the amount of $2,968,000; mainly computers, field equipment and developed leachate evaporation system (LES) projects. Net cash provided by operating activities during the period was $3,228,000.

In conjunction with the acquisition of OWT in the first quarter of 1996, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank (the "Credit Agreement"), replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years with any unpaid amounts due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of Columbia Analytical Services, Inc., the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The remaining $10,000,000 under the Credit Agreement is available for working capital purposes in the form of a line of credit (with up to $5,000,000 also being available for non-working capital purposes). The line of credit component of the Credit

Agreement expires on November 30, 1998. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

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

                            PART II OTHER INFORMATION

Items 1. - 5.     Not applicable.

Item 6.           Exhibits and Reports

      (a)         Exhibits - See Index to Exhibits on Page 18

      (b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October 31, 1998                    EMCON


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

                                INDEX TO EXHIBITS
                                                                   Sequentially
   Exhibit                                                           Numbered
   Number                                                              Page
--------------                                                     -------------

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

     2.5       Stock  Purchase  Agreement  dated  April 30,  1997        *
               among  Registrant,  OWT,  National Earth Products,
               Inc. ("NEP") and the selling stockholders of NEP, incorporated by reference from Exhibit 2.5 of the March 1997 10-Q.

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

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                    INDEX TO EXHIBITS (Continued)              Page
--------------                                                      ------------

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

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                    INDEX TO EXHIBITS (Continued)               Page
--------------                                                      ------------

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

    10.19      New Note  Agreement  dated  effective  November 1,          *
               1996 among EMCON, OWT and certain * employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.

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

                                                                    Sequentially
   Exhibit                                                             Numbered
   Number                    INDEX TO EXHIBITS (Continued)               Page
--------------                                                      ------------

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

    10.28      Deferred  Compensation  Plan, Amended and Restated        *(1)
               effective   January  1,  1998,   incorporated   by
               reference from Exhibit 10.28 of the 1997 10-K.

    10.29      Registration  Rights  Agreement among  Registrant,         *
               and the former shareholders of A2S dated April 3, 1998, incorporated by reference from Exhibit 10.29 of the March 1998 10-Q.

    10.30      Secured  Promissory  Note  of  Timothy  M.  Keaten         *
               dated April 3, 1998, in the principal amount of $225,000, incorporated by reference from Exhibit
               10.30 of the March 1998 10-Q.

    10.31      EMCON 1998 Stock Option Plan,  with  standard form         *
               of Incentive Stock Option Agreement, Non-Statutory
               Stock Option  Agreement  and  Non-Statutory  Stock
               Option   Agreement   (outside   Director   Option)
               attached,  incorporated  by reference from Exhibit
               10.31 of the Registrant's Quarterly Report on Form
               10-Q for the fiscal  quarter  ended June 30,  1998
               (the "June 30, 1998 10-Q").

    10.32      Sixth   Amendment   to  Credit   Agreement   among         *
               Registrant and Union Bank of California dated June
               1, 1998,  incorporated  by reference  from Exhibit
               10.32 of the June 30, 1998 10-Q.

                                                                    Sequentially
   Exhibit                                                             Numbered
   Number                   INDEX TO EXHIBITS (Continued)                Page
--------------                                                      ------------

    10.33      Seventh   Amendment  to  Credit   Agreement  among         23
               Registrant  and  Union  Bank of  California  dated
               August 31, 1998.

     27        Financial Data Schedule, included herein.                  28

 *  Incorporated by reference

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.