Form 10-Q/A
period 1998-09-30
EMCON
filed 1999-03-11
CIK 819977

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

     The undersigned registrant hereby amends its Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 6, 1998, to include the following disclosure.

Year 2000

Impact of Year 2000: The year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define applicable years. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's State of Readiness: The Company is in the process of completing its internal analysis of potential Y2K compliance issues. Internal surveys are being completed to identify potential hardware and software concerns and other potential non-IT systems that may be affected. During 1998, the Company began testing its internal systems for Y2K compliance and anticipates completing the testing phase in the first quarter of 1999. The Company has begun to review third party vendor/suppliers and customers that management believes could have a material effect to its business, to ascertain if, and when they will be Y2K compliant. Survey letters to these third parties will be distributed early in the first quarter of 1999. Information supplied by third parties will be entered into a database and reviewed by the Company's IT department and business managers to determine whether there are any potential issues. Once issues are identified (second quarter of 1999), senior management will determine their potential impact to the Company's business and develop action plans accordingly.

The Cost to Address the Company's Year 2000 Issues: Budgets for the Company's internal computer, network, phone and related system needs were completed in the fourth quarter of 1998. It is anticipated that the costs to bring these systems into Y2K compliance is approximately $1,850,000; consisting primarily of software updates, computer replacements, telephone system changes and other costs, including disposition of assets, and outside consulting. The majority of these costs are being incurred in the ordinary course of business as part of EMCON's normal replacement/upgrade program for it's computer, network, telephone and related systems. It is expected that 40%, 35%, 20% and 5% of the total costs will be incurred in first, second, third and fourth quarters of 1999, respectively. Approximately $1,000,000 of the $1,850,000 estimated costs will be financed through multi-year operating leases. The costs of the project and the dates on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events.

The Company believes it will be able to test and remedy the majority of any Y2K issues utilizing its existing IT staff with minimal use of outside consultants.

The Risks of the Company's Year 2000 Issues: The Company does not expect the Y2K project to have a significant effect on operations. At this time, the Company believes that any internal Y2K issues can be resolved prior to the year 2000. The potential impact of Y2K issues on the Company's two reporting segments, the PSD and EOC is expected to be somewhat different. PSD, a consulting operation, has less exposure due to the personal services nature of its business. A portion of EOC's revenues, however, involve the use of sophisticated equipment which at this time, based on initial testing, the Company believes to be Y2K compliant. To date, the Company has not received from its vendors, any indication that the Company would not be able to receive necessary supplies for its construction of fabrication processes.

The Company's Contingency Plans: The Company has not established a contingency plan to address unexpected failures due to Y2K problems. Internal testing of systems should be substantially finished prior to April, 1999. The Company plans to evaluate the status of completion of its internal testing and the information supplied by its vendors and customers in June, 1999 and determine whether such a plan is necessary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 11, 1999                     EMCON


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