Form 10-K
period 1999-01-01
EMCON
filed 1999-03-29
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted by the National Association of Securities Dealers' Automated Quotation System on March 1, 1999, was $23,174,519. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 26, 1999, was 8,317,649.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's definitive proxy statement to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1998 are incorporated by reference in Part III of this Form 10-K.

The Index to Exhibits appears on Page 47 of this Report. This Report, including all exhibits and attachments, contains 113 pages.

                                TABLE OF CONTENTS

PART I                                                                 PAGE
  Item   1:             Business...................................      4

  Item   2:             Properties.................................      9

  Item   3:             Legal Proceedings..........................     10

  Item   4:             Submission of Matters to a Vote of Security
                        Holders....................................     10

PART II
  Item   5:             Market for the Registrant's Common Equity
                           and Related Stockholder Matters.........     11

  Item   6:             Selected Financial Data....................     12

  Item   7:             Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations..............................     13

  Item   8:             Financial Statements and Supplementary
                           Data....................................     18

  Item   9:             Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure..     43

PART III
  Item 10:              Directors and Executive Officers of the
                           Registrant..............................     43

  Item 11:              Executive Compensation.....................     43

  Item 12:              Security Ownership of Certain Beneficial
                           Owners and Management..................      43

  Item 13:              Certain Relationships and Related
                           Transactions...........................      43

PART IV
  Item 14:              Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K................      44

                        Signatures................................      45

                                     PART I

Item 1.       Business

EMCON (referred to herein as "EMCON" and the "Company") provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private industrial and solid waste clients. The Company is comprised of two reporting segments -- the Operation and Construction Division (EOC) and the Professional Services Division
(PSD) -- and services three key service lines: Solid Waste, Site Restoration and Facility Services.

EMCON is a leader in the design, construction and remediation of solid and hazardous waste facilities, having participated in the design, construction and remediation of several hundred transfer, storage and disposal facilities in the United States, as well as Argentina, Canada, Hong Kong, India, Indonesia, Israel, Kuwait, Malaysia, Russia, Saudi Arabia, Mexico, Peru and Venezuela. EMCON's solid waste services include site selection and evaluation, facility design, development of preprocessing and operating facilities, assistance in regulatory compliance and permitting, final closure, end-use planning and design, construction, and operations and maintenance. The Company's services also include the development of programs dealing with environmental assessments and remediation of contaminated sites, as well as services related to applied sciences such as fuel spill damage assessment, marine fate-and-effect studies and natural resource damage assessment. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; ecologists; chemists; geologists; hydrogeologists; hydrologists; industrial hygienists; toxicologists; computer programmers; planners and regulatory analysts. References to the Company and EMCON in this report include the Company's subsidiaries, unless the context indicates otherwise.

On April 3, 1998, EMCON acquired all of the outstanding capital stock of Advanced Analytical Solutions, Inc. ("A2S"), a provider of alternative dispute resolution, cost allocation, cost recovery, and litigation support services primarily for superfund projects. A2S has offices in Denver, Colorado and Philadelphia, Pennsylvania. The Company purchased A2S for $593,000 in stock and $601,000 in cash and direct acquisition costs. The transaction was accounted for as a purchase. Goodwill of approximately $1,150,000 is being amortized over twenty years using the straight-line method. Accumulated amortization at December 31, 1998, was approximately $43,000. Additional consideration may be paid for the purchase of A2S subject to the achievement of predetermined operating performance goals over the next two years. The acquisition would not have had a material affect on consolidated net revenue, net income or earnings per share, had it been effective at January 1, 1998.

On December 4, 1998, Organic Waste Technologies, Inc. ("OWT"), a wholly-owned subsidiary of EMCON, acquired all of the outstanding capital stock of Western Industrial Resources Corporation ("WI"), an industrial maintenance outsourcing firm based in Arizona. The Company purchased WI for $155,000 in cash and assumed liabilities in excess of assets acquired of $103,000. The transaction was accounted for as a purchase. Goodwill of approximately $258,000 is being amortized over ten years using the straight-line method. Accumulated amortization at December 31, 1998, was approximately $1,000. Additional consideration may be paid for the purchase of WI subject to the achievement of predetermined operating performance goals over the next three years. The acquisition would not have had a material affect on consolidated net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

                                    Services

The Company is comprised of two reportable segments: the Professional Services Division (PSD); and the Operations and Construction Division (EOC). These two reportable segments work in concert to address the needs of the Company's clients in three key service lines: Solid Waste, Site Restoration and Facility Services.

Solid Waste Services: The Company's Professional Services Segment and Operations and Construction Segment offer a full range of services to operators of solid and hazardous waste transfer, storage, recycling, and disposal facilities; from the design, permitting and construction of the facility, to the fabrication of necessary equipment and components, to post-closure, operations and maintenance services and end-use planning. Customers may utilize the full range or a portion of the Company's services.

Through its extensive experience in the solid waste industry, the Company has developed expertise in several critical areas of waste disposal technology - landfill cells and related infrastructure, liner systems, leachate treatment, and gas control/recovery systems. To protect surrounding soil and water, natural and synthetic liners are used to collect and contain potentially hazardous liquids percolating through the waste that have been deposited at the site ("leachate"). Leachate is then collected on the surface of the liner, withdrawn from the landfill and treated using physical, chemical, evaporative and/or biological methods. Gas control and recovery systems, which may be installed on active or closed landfills, are used to control the methane gas produced by decomposing organic refuse. Where economical, recovery systems are designed to extract methane to generate heat and/or electricity, or in some cases to evaporate leachate using the Company's patented leachate evaporation technology. Federal regulation now requires that all new landfill disposal facilities utilize liners and methane control systems, and that these systems be required to meet increasingly stringent design standards.

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

Where appropriate, the Operations and Construction Division can perform a broad range of related services, including construction of landfill cells, landfill remediation and collection systems, landfill gas flares and control systems, and leachate evaporation systems, as well as the capping, closure, development of landfill gas recovery projects, and long-term operation and maintenance of old landfills. The Company is also seeing more opportunities to provide fully integrated design-build projects, utilizing the combined solid waste expertise of PSD and EOC.

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

Site Restoration Services: EMCON's environmental expertise incorporates analytical and risk-assessment capabilities enabling remediation specialists to design site-specific solutions to environmental compliance and contamination problems. The Company is often called upon to design and monitor remediation plans when corrective action is required at solid or hazardous waste storage or disposal facilities and at commercial or industrial plant sites. Problems which may require remediation include leaching of hazardous chemicals or wastes into groundwater, ground instability or erosion, flooding and migration of landfill gas. Work generally entails site reconnaissance, drilling exploratory borings, and soil and groundwater sampling as part of the assessment program. Using data collected in the assessment phase of a project, the Company then defines the nature and extent of the problem, develops a remediation program and monitors its implementation.

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

Facility Services: In the last several years the market has seen a significant trend among many of the larger industrial clients to outsourcing many of their environmental, regulatory, health and safety compliance and plant maintenance requirements. EMCON services this niche by offering stand-alone and bundled plant packages wrapped around client's industrial operations.

Air Quality: Air emission permits; emission credit trading (specified states); air quality modeling; source monitoring and inventory services; exposure monitoring; risk analysis; and air quality control system designs.

Water/Waste Water: Industrial process wastewater evaluation and treatment design; toxicity reduction evaluations; storm water monitoring and control; NPDES permits and monitoring; wastewater source assessments; receiving water studies; industrial pretreatment packages and; operations of related systems.

Health and Safety: Training; site specific plans; indoor exposure evaluations; noise and ergonomics; accident investigations; development of process safety evaluation; OSHA compliance; emergency response plans; respiratory/health and hazard communication; and industry specific assessment and training.

Regulatory Compliance: Multimedia audits; environmental risk assessments; agency negotiations; compliance packages; and oversight of programs.

Environmental Management Consulting:  Development and implementation of EMS' for
ISO  14001   certification;   translating   regulatory   requirements  into  job
procedures/processes.

Environmental management Information Systems: Manifest tracking software; point source solutions; groundwater monitoring tools; data management and regulatory compliance products; regulatory analysis and summary web based packages; and EMS and GIS Key products.

Information   Technology  Services:   Network  system  integration;   e-Commerce
consulting, web design and web-based training; and related equipment/software packages.

Industrial Maintenance: Outsourcing scheduled and emergency fabrication, plant improvement, facility and pipeline maintenance; HVAC and hydraulics maintenance, specialty welding; and equipment relocations.

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

                                    Employees

As of December 31, 1998, the Company had a total of 1,088 employees, including 525 technical professionals; 404 construction, operations and maintenance and field technicians; and 159 administrative and support personnel. The Company's professional staff includes chemical, civil, geotechnical, mechanical, electrical and environmental engineers; marine and terrestrial biologists; oceanographers; plant ecologists; chemists; geologists; hydrogeologists; hydrologists; toxicologists and construction and field personnel. The Company's ability to attract and retain qualified engineers, scientists and other professionals is an important factor in determining its future success. EMCON's employees have never been represented by a union, and the Company believes its relations with its employees are good.

                                   Seasonality

EMCON's business has experienced an increase in seasonality in recent years, due in part to the increase in on-site investigation, construction and other field work. Consequently, the consolidated financial results in its second and third quarters (ending June 30 and September 30, respectively) tend to be stronger than such results in its first and fourth quarters.

                                     Backlog

The Company estimates that at December 31, 1998, the backlog of future net revenue from contracts in existence and orders believed to be firm was in excess of $75 million, all of which is expected to be received within the next twelve months, compared to $75 million backlog at December 31, 1997. However, there can be no assurance that this work will not be postponed or canceled. Furthermore, a substantial portion of the Company's work is performed pursuant to agreements by which the Company is compensated for time and expenses devoted to projects with indefinite lives.

Item 2.       Properties

The Company's corporate office, located in San Mateo, California, occupies approximately 3,000 square feet and is leased through July, 2001. The Company's accounting center, located in Sacramento, California, occupies approximately 4,000 square feet and is leased through December 31, 2000.

The Company owns 4.4 acres of real property in Kelso, Washington, including 37,000 square feet of office and analytical lab space. The facilities are currently leased to Columbia Analytical Services, Inc. ("CAS") under a long term lease expiring April 3, 2007. The Company also owns a 10 acre piece of property in New Concord, Ohio, including 30,000 square feet of office and equipment fabrication facilities.

The Company leases office and warehouse space in a total of 50 facilities located in Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Maine, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania, Puerto Rico, Texas, Vermont, Virginia and Washington under leases expiring at various times through December 2003.
These facilities have a combined area of approximately 345,500 square feet.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.       Market for  the Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is traded on the NASDAQ National Market System under the symbol MCON. The following table sets forth the quarterly range of high and low bid quotations per quarter for 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  High               Low
-------------------------------------------------------------------------------------------------------------------------------
January 1 - March 31, 1997                                                                      3.75                3.00
April 1 - June 30, 1997                                                                         4.06                2.88
July 1 - September 30, 1997                                                                     5.50                3.13
October 1 - December 31, 1997                                                                   6.88                4.63

January 1 - March 31, 1998                                                                      5.13                4.63
April 1 - June 30, 1998                                                                         5.25                3.31
July 1 - September 30, 1998                                                                     5.13                2.81
October 1 - December 31, 1998                                                                   3.50                2.50
-------------------------------------------------------------------------------------------------------------------------------

On January 1, 1999, there were 1,771 shareholders of record of the Company's common stock.

Although the Company does make annual distributions to a minority shareholder of one of OWT's subsidiaries, the Company did not pay cash dividends to EMCON shareholders in 1998 or 1997 and does not plan to pay cash dividends to its shareholders in the near future. Furthermore, the payment of cash dividends is restricted by the Company's bank line of credit arrangement. The Company presently intends to retain earnings for further development of its business.

Item 6.       Selected Financial Data

Five Year Financial Highlights

------------------------------------------------------------------------------------------------------------------
                                                                         Years Ended December 31,

                                                ------------------------------------------------------------------
(In thousands, except per share amounts)            1998          1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------
Operations Statement Data (a)
Gross revenue                                     $151,348      $139,343     $137,626     $122,542     $115,638
Net revenue                                        129,960       109,502      117,705      103,409       95,926
Direct expenses                                     76,749        56,134       52,608       39,473       37,307
Indirect expenses                                   49,373        49,782       65,844       61,498       59,302
Restructuring/other charges                             (4)       (1,612)       8,197          (17)       1,958
Loss on disposition of laboratory                       --           333        3,327           --           --
Income (loss) from operations                        3,842         4,865      (12,271)       2,455       (2,641)
Interest income                                        548           516          317          369          348
Interest expense                                     1,234         1,251        1,112          181           66
Equity in income (loss) of affiliates                  (15)           (2)         227          (74)         (58)
Minority interest expense                               --           810          188           --           --
Income (loss) before provision (benefit) for
   income taxes                                      3,141         3,318      (13,027)       2,569       (2,417)
Provision (benefit) for income taxes                 1,508         1,161       (2,936)         783         (500)
Net income (loss)                                    1,633         2,157      (10,091)       1,786       (1,917)
------------------------------------------------------------------------------------------------------------------
Per Share Data (a)
Basic earnings (loss) per share                  $    0.19     $    0.25       $(1.19)   $    0.22     $  (0.24)
Diluted earnings per share                       $    0.19     $    0.25          --     $    0.21          --
Shares used in computing basic earnings (loss)
   per share                                         8,648         8,549        8,485        8,274        7,919
Shares used in computing diluted earnings per
   share                                             8,795         8,693          --         8,338          --
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)
Total assets                                       $95,889       $93,075     $ 90,912     $ 78,636     $ 80,989
Working capital                                     28,307        32,583       34,601       36,313       32,582
Noncurrent obligations and deferred income
   taxes                                            11,584        14,177       16,799        1,700        1,348
Shareholders' equity                                59,137        58,100       55,812       65,306       63,059
------------------------------------------------------------------------------------------------------------------

(a)      The  Company  was  involved  in  several  acquisitions,   mergers,  and
         divestitures during the five year period presented. See Notes 5 and 8 to the Company's consolidated financial statements.

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


--------------------------------------------------------------------------------------------------------------------------
                                                          Percentage of                               Percentage
                                                           Net Revenue                            Increase (Decrease)
                                              ------------------------------------        --------------------------------
                                                                                                 1998             1997
                                                                                                  vs.              vs.
Years Ended December 31,                          1998         1997         1996                 1997             1996
--------------------------------------------------------------------------------------------------------------------------
Net revenue                                      100.0%       100.0%       100.0%               18.7%            (7.0%)
Direct expenses                                   59.1%        51.3%        44.7%               36.7%             6.7%
Indirect expenses                                 38.0%        45.5%        55.9%                0.1%           (24.4%)
Restructuring/other charges                        --          (0.5%)        7.0%              (99.3%)         (107.1%)
Loss on disposition of laboratory                  --           0.3%         2.8%                 --            (90.0%)
Gain on disposition of assets                      --          (1.0%)         --                  --               --
Income (loss) from operations                      2.9%         4.4%       (10.4%)             (21.0%)          139.6%
Interest income (expense), net                    (0.5%)       (0.7%)       (0.7%)              (6.7%)            7.5%
Equity in income(loss) of affiliates                --           --          0.2%             (650.0%)         (100.9%)
Minority interest expense                           --         (0.7%)       (0.2%)                --           (330.9%)
Income (loss) before provision (benefit)
   for income taxes                                2.4%         3.0%       (11.1%)              (5.3%)          125.5%
Provision (benefit) for income
  taxes                                            1.2%         1.0%        (2.5%)              29.9%           139.5%
Net income (loss)                                  1.2%         2.0%        (8.6%)             (24.3%)          121.4%
--------------------------------------------------------------------------------------------------------------------------

Net Revenue: Net revenues for 1998 totaled $129,960,000, an 18.7% increase from $109,502,000 in 1997. At the end of the first quarter of 1997, the Company divested its laboratory line of business, CAS. CAS contributed net revenues of $4,904,000 in 1997. Excluding net revenue contributed by CAS in the first quarter of 1997, net revenue from continuing operations in 1998 increased 24.3% from $104,598,000 in 1997. The increase in net revenue was primarily due to a 57.6% increase in net revenue from EMCON's EOC reportable segment and a 2.6% increase in net revenue from EMCON's PSD reportable segment, as the demand for EMCON's services continued to increase.

Net revenue for 1997 decreased 7.0% from $117,705,000 in 1996. The decrease was due in part to the divestiture of CAS at the end of the first quarter of 1997 (CAS contributed net revenue of $4,904,000 in 1997 and $20,505,000 in 1996), as well as lower demand for the Company's services within the Company's PSD reportable segment. The decrease in net revenue was offset in part by the growth of the EOC reportable segment from net revenues of $22,167,000 in 1996 (following the acquisition of OWT on February 29, 1996) to $41,386,000 in 1997.

Direct Expenses: Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing, construction, drilling and operations/maintenance activities. Direct expenses for 1998 totaled $76,749,000, a 36.7% increase compared to direct expenses of $56,134,000 during 1997. Excluding the impact of CAS (which incurred direct expenses of $2,267,000 in the first quarter of 1997), direct expenses increased 42.5% from $53,867,000 in 1997. As a percentage of net revenue, direct expenses, as reported, increased from 51.3% in 1997 to 59.1% in 1998. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS and the continued expansion of the EOC reportable segment.

Direct expenses for 1997 increased 6.7% over direct expenses of $52,608,000 in 1996. Direct expenses as a percent of net revenue increased to 51.3% in 1997 from 44.7% in 1996. The increase was due in large part to a shift in business mix resulting from the divestiture of CAS and the continued expansion of the EOC reportable segment combined with higher utilization of professional staff within the PSD reportable segment.

Indirect Expenses: Indirect expenses include salary compensation for non-billable hours of professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for 1998 totaled $49,373,000; essentially flat as compared to indirect expenses of $49,782,000 in 1997. Excluding the impact of CAS (which incurred indirect expenses of $2,529,000 in the first quarter of 1997) indirect expenses during 1998 increased 4.5% from $47,253,000 during 1997. As a percentage of net revenue, however, indirect expenses, as reported, decreased from 45.5% in 1997 to 38.0% in 1998. The decrease was due in part to the above-noted shift in business mix, the expansion of the EOC reportable segment and the continued positive impact of cost containment measures.

Indirect expenses for 1997 decreased 24.4% from indirect expenses of $65,844,000 in 1996. Indirect expenses as a percent of net revenue decreased to 45.5% in 1997 from 55.9% in 1996. The decrease was due in part to the above-noted shift in business mix following the divestiture of CAS, the expansion of the EOC reportable segment and the planned short-term contraction of the PSD reportable segment as it refocused its service offerings, combined with the effect of significant severance costs and expenses related to the closure of several small offices during 1996. In addition, during the fourth quarter of 1996, the Company increased reserves relating to pending litigation matters by an additional $1,553,000. The increased litigation reserves proved adequate for resolution of the matters contemplated.

Restructuring/Other Charges: In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan in December, 1996 to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. As a result of these actions, in 1996 the Company recognized pre-tax restructuring and other charges of $1,237,000 and $6,960,000, respectively. Included in the restructuring charge were $604,000 relating to the closure or downsizing of several underperforming offices, $628,000 related to employee severance and the write-off of employment contracts for former employees no longer actively participating in the Company's affairs, and a $5,000 adjustment to the 1994 restructuring plan. Included in other charges were $4,768,000 related to the write-down in the carrying value of goodwill associated with the Company's continuing operating units in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", $1,529,000 related to the write-off of idle or disposed of assets, $368,000 related to the write-down of the Company's landfill gas production rights and related fixed assets, and $156,000 related to the buyout and cancellation of outstanding stock options to purchase approximately 743,000 shares of the Company's common stock held by employees of the Company. Also, included in other charges were $139,000 for various other operational costs. Net reductions of $4,000 and

$586,000 to the reserve were recorded in 1998 and 1997, respectively, to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space and lower than anticipated severance costs due to retaining certain previously identified personnel.

Loss on Disposition of Laboratory: In December 1996, the Company executed a letter of intent to sell its laboratory line of business, Columbia Analytical Services, Inc. (CAS), to the employees of CAS by the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000. For the year ended December 31, 1996, CAS had a loss before taxes of $142,000.

During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 ("CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid $206,000 in cash to CAS for retired employee contracts and for accelerated vesting of stock options and other non-vested stock rights. As a result of several closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997 of $333,000. CAS and the Company also entered into a Master Service Agreement (subsequently amended April, 1998) relating to the continued provision of laboratory services to the Company (the "MSA"). The CAS Notes are subject to offset, in certain circumstances, based upon the levels of future revenues to CAS accruing under the amended MSA. The Company currently does not anticipate that any offset will occur under the terms of the amended MSA.

Gain on Sale of Assets: During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project in 1997 of $1,026,000.

Interest Income: The Company recorded interest income of $548,000 in 1998 compared to $516,000 in 1997 and $317,000 in 1996. The increase in interest income in 1998 and 1997 compared to 1996 was primarily due to the recognition of interest income on the CAS Notes.

Interest Expense: The Company incurred interest expense of $1,234,000 in 1998 compared to $1,251,000 in 1997. The decrease in interest expense was due primarily to a decrease in debt.

The Company incurred interest expense of $1,112,000 in 1996. The increase in interest expense in 1997 compared to 1996 was due primarily to an increase in debt in connection with (i) the acquisition of National Earth Products, Inc. and
(ii) the acquisition and expansion of the EOC reporting segment's equipment fabrication facility. This was offset by the $3,000,000 prepayment on the OWT secured term loan.

Income Taxes Provision (Benefit): The provision (benefit) for income taxes in 1998 was $1,508,000 compared to $1,161,000 in 1997 and ($2,936,000) in 1996. The effective tax rate for 1998 was 48.0% versus 35.0% in 1997 and (22.5%) for 1996. The increase in the 1998 effective tax rate compared to 1997 was primarily due to the reduction in alternative fuel tax credits generated by the Company following the sale of one of EMCON's landfill gas-to-energy projects in 1997 and the increase in the level of non-deductible goodwill. The 1996 tax benefit is primarily due to the alternative minimum tax credits generated from the Company's landfill gas-to-energy project and from temporary timing differences consisting of the restructuring charges, impairment of assets held for sale and the increase in the legal reserve.

Included in the Company's consolidated balance sheet at December 31, 1998, are total current and long-term net deferred tax assets of $4,466,000. The full utilization of such assets is dependent upon a number of factors including the Company's ability to generate future profits and the anticipated reduction in the level of new tax credits generated from the Company's existing landfill gas-to-energy project. Based on these factors, the Company believes that it is more likely than not that the full benefit of the net deferred tax assets will be realized by the Company in due course.

Liquidity and Capital Resources

Working Capital: Cash provided by operating activities for fiscal 1998, 1997 and 1996 was $4,741,000, $6,189,000, and $1,583,000, respectively. The changes in cash provided by operating activities in 1998, 1997 and 1996 were primarily attributed to changes in the Company's net income (loss), accounts receivable, accounts payable, depreciation and amortization, bad debt expense, gain on disposition of assets, prepaid expense and other current tax assets and other accrued liabilities. During 1998, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $2,430,000, repurchase of 408,000 shares of common stock in the amount of $1,247,000 and $4,094,000 in additions to property and equipment.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. The line of credit component of the Credit Agreement is available for working capital purposes. The line of credit component of the Credit Agreement has been extended to April 30, 1999 at a level of $5,000,000 pending completion of negotiations of a long-term facility. The Company expects to renew the line of credit component of the Credit Agreement at the $10,000,000 level prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. In April 1997, following the infusion of cash upon the divestiture of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the secured loan. Amounts outstanding as of December 31, 1998, were $3,429,000 and $0 for the term loan and line of credit, respectively.

Capital Expenditures: The Company invested $4,094,000 in 1998 in additions to property and equipment, mainly computers, field equipment and development of the Company's leachate evaporation system (LES) projects. The Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

In 1998, the Company announced a plan to repurchase, under certain circumstances, up to 1,000,000 shares of its common stock. In 1998, the Company repurchased 407,700 shares under the program for a total purchase price of $1,247,000.

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

The Company's State of Readiness: The Company is in the process of completing its internal analysis of potential Y2K compliance issues. Internal surveys are being completed to identify potential hardware and software concerns and other potential non-IT systems that may be affected. During 1998, the Company began testing its internal systems for Y2K compliance and anticipates completing the testing phase in the first quarter of 1999. The Company has begun to review third party vendor/suppliers and customers that management believes could have a material effect to its business, to ascertain if and when they will be Y2K compliant. Survey letters to these third parties will be distributed early in the first quarter of 1999. Information supplied by third parties will be entered into a database and reviewed by the Company's IT department and business managers to determine whether there are any potential issues. Once issues are identified (anticipated to occur in the second quarter of 1999), senior management will determine their potential impact to the Company's business and develop action plans accordingly.

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

The Risks of the Company's Year 2000 Issues: The Company does not expect the Y2K project to have a significant effect on operations. At this time, the Company believes that any internal Y2K issues can be resolved prior to the year 2000. The potential impact of Y2K issues on the Company's two reporting segments, the PSD and EOC is expected to be somewhat different. PSD, a consulting operation, has less exposure due to the professional services nature of its business. A portion of EOC's revenues, however, involve the use of sophisticated equipment which at this time, based on initial testing, the Company believes to be Y2K compliant. To date, the Company has not received from its vendors, any indication that the Company would not be able to receive necessary supplies for its construction or fabrication processes.

The Company's Contingency Plans: The Company has not established a contingency plan to address unexpected failures due to Y2K problems. Internal testing of systems should be substantially finished prior to April, 1999. The Company plans to evaluate the status of its internal testing and the information supplied by its vendors and customers in June, 1999 and determine whether such a plan is necessary.

Item 8.       Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page
                                                                    ------------
Consolidated Statements of Operations for each
  of the three years ended December 31, 1998,
  1997, and 1996................................................         19

Consolidated Balance Sheets as of December 31, 1998 and 1997....         20

Consolidated Statements of Shareholders' Equity for each of the
  three years ended December 31, 1998, 1997, and 1996...........         21

Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1998, 1997, and 1996.................         22

Notes to Consolidated Financial
  Statements....................................................         23

Report of Ernst & Young LLP, Independent Auditors...............         42

EMCON
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                                                   Years Ended December 31,
                                                                        ------------------------------------------------
(In thousands, except per share amounts)                                     1998            1997             1996
------------------------------------------------------------------------------------------------------------------------

Gross revenue                                                               $151,348        $139,343         $137,626
Outside services at cost                                                      21,388          29,841           19,921
                                                                            --------        --------         --------

         Net revenue                                                         129,960         109,502          117,705

Costs and expenses:
     Direct expenses                                                          76,749          56,134           52,608
     Indirect expenses                                                        49,373          49,782           65,844
     Restructuring/other charges                                                  (4)           (586)           8,197
     Loss on disposition of laboratory                                            --             333            3,327
     Gain on sale of assets                                                       --          (1,026)              --
                                                                            --------        --------         --------

         Income (loss) from operations                                         3,842           4,865          (12,271)

Interest income                                                                  548             516              317
Interest expense                                                              (1,234)         (1,251)          (1,112)
Equity in income (loss) of affiliates                                            (15)             (2)             227
Minority interest expense                                                         --            (810)            (188)
                                                                            --------        --------         --------

Income (loss) before provision (benefit) for
   income taxes                                                                3,141           3,318          (13,027)
Provision (benefit) for income taxes                                           1,508           1,161           (2,936)
                                                                            --------        --------         --------

Net income (loss)                                                          $   1,633       $   2,157         $(10,091)
                                                                           =========       =========         ========

Basic earnings (loss) per share                                            $    0.19       $    0.25         $  (1.19)
                                                                           =========       =========         ========

Diluted earnings per share                                                 $    0.19       $    0.25               --
                                                                           =========       =========         ========

Shares used in computing basic earnings (loss) per share                       8,648           8,549            8,485
                                                                           =========       =========         ========

Shares used in computing diluted earnings per share                            8,795           8,693               --
                                                                           ==========      =========         ========


  See accompanying notes.


EMCON
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
                                                                                              --------------------------
(In thousands, except share amounts)                                                              1998         1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                                      $  2,677      $  6,106
Accounts Receivable:
    Billed accounts receivable, net of allowance for doubtful accounts
      of $737 and $634 at December 31, 1998 and 1997, respectively                               32,683        31,413
    Unbilled accounts receivable, net of allowance for doubtful accounts
      of $801 and $295 at December 31, 1998 and 1997, respectively                                6,664         5,310
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                                         2,511           678
Prepaid expenses and other current assets                                                         2,876         3,401
Inventory                                                                                         2,630         2,238
Deferred taxes, current portion                                                                   3,434         4,235
                                                                                                -------       -------
    Total Current Assets                                                                         53,475        53,381
Net property and equipment, at cost                                                              16,519        16,182
Notes receivable                                                                                  2,724         2,811
Cash surrender value of insurance policies                                                        3,466         2,346
Other assets                                                                                      2,971         2,597
Deferred tax assets                                                                               1,032         1,028
Goodwill, net of amortization                                                                    14,850        13,916
Other intangible assets, net of amortization                                                        852           814
                                                                                                -------       -------
    Total Assets                                                                                $95,889       $93,075
                                                                                                =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                                $10,711       $ 8,391
Accrued payroll and related benefits                                                              5,335         4,356
Other accrued liabilities                                                                         4,347         2,969
Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                      2,598         2,732
Long-term obligations due within one year                                                         2,177         2,350
                                                                                                -------       -------
    Total Current Liabilities                                                                    25,168        20,798
Long-term debt                                                                                    9,400        11,441
Other noncurrent obligations                                                                     2,184         2,736
Commitments and contingencies                                                                        --            --
Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized;
    no shares issued or outstanding                                                                  --            --
Common stock, no par value, 15,000,000 shares authorized;
    8,315,399 and 8,571,764 shares issued and outstanding at
    December 31, 1998 and 1997, respectively                                                     41,628        42,184
Retained earnings                                                                                17,509        15,916
                                                                                                -------       -------
    Total Shareholders' Equity                                                                   59,137        58,100
                                                                                                -------       -------
    Total Liabilities and Shareholders' Equity                                                  $95,889       $93,075
                                                                                                =======       =======
   See accompanying notes.

EMCON
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                                 on             Total
                                                         Common Stock          Retained      Marketable     Shareholders'
(In thousands)                                        Shares      Amount       Earnings      Securities         Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                            8,329     $41,401       $23,918        $ (13)          $65,306
Issuance of common stock upon exercise of options,
  net of redemptions                                        5          15            --           --                15
Issuance of common stock under the Employee Stock
  Purchase Plan                                            88         258            --           --               258
Issuance of restricted stock, net of cancellation          91         327            --           --               327
Net change in unrealized losses on marketable
  securities                                               --          --            --           13                13
Dividends paid                                             --          --           (16)          --               (16)
Net loss                                                   --          --       (10,091)          --           (10,091)
                                                     -----------------------------------------------------------------------

Balance at December 31, 1996                            8,513      42,001        13,811            0            55,812
Issuance of common stock upon exercise of options,
  net of redemptions                                       42         151            --           --               151
Issuance of common stock under the Employee Stock
  Purchase Plan                                            36          99            --           --                99
Cancellation of restricted stock                          (19)        (67)           --           --               (67)
Dividends paid                                             --          --           (52)          --               (52)
Net income                                                 --          --         2,157           --             2,157
                                                     -----------------------------------------------------------------------

Balance at December 31, 1997                            8,572      42,184        15,916           --            58,100
Issuance of common stock upon exercise of options,
  net of redemptions                                       29         104            --           --               104
Issuance of common stock for the purchase of
  Advanced Analytical Solutions (A2S)                     123         593            --           --               593
Cancellation of restricted stock                           (1)         (6)           --           --                (6)
Dividends paid                                             --          --           (40)          --               (40)
Repurchase of common stock                               (408)     (1,247)           --           --            (1,247)
Net income                                                 --          --         1,633           --             1,633
                                                     -----------------------------------------------------------------------

Balance at December 31, 1998                            8,315     $41,628       $17,509           $0           $59,137
                                                     -----------------------------------------------------------------------

See accompanying notes.


EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31,

Increase (decrease) in cash and cash equivalents (in thousands)                         1998          1997           1996
---------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                                    $ 1,633       $ 2,157        $(10,091)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation                                                                        3,781         3,808           7,330
   Amortization                                                                          663           652           1,034
   Bad debt expense                                                                      755         1,424             717
   (Gain) loss on sale/disposal of property and equipment                               (279)          227             474
   Loss on disposition of laboratory                                                      --           333              --
   Gain on disposition of assets                                                          --        (1,026)             --
   Write-down of gas production rights                                                    --            --             247
   Impairment of goodwill                                                                 --            --           6,194
   Increase (decrease) in salary continuation plan                                      (203)          102             133
   Changes in operating assets and liabilities:
       Accounts receivable                                                            (2,957)       (3,971)            509
       Costs in excess of billings                                                    (1,833)          226            (421)
       Inventory                                                                        (392)       (1,359)           (102)
       Prepaid expenses and other assets                                                 847        (1,015)           (782)
       Notes receivable                                                                   87        (2,211)           (257)
       Cash surrender value, insurance policies                                       (1,120)         (639)           (381)
       Other assets                                                                     (369)        2,425          (1,238)
       Deferred tax assets                                                               797         1,193          (3,616)
       Accounts payable                                                                1,862         2,912            (351)
       Accrued payroll and related benefits                                              940          (562)            661
       Billings in excess of costs                                                      (134)        2,638            (217)
       Other accrued liabilities                                                         663        (1,125)          1,740
---------------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                    4,741         6,189           1,583
---------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment                                                (4,094)       (5,325)         (2,484)
   Maturities of available for sale securities                                            --            --             514
   Net cash on disposition of laboratory                                                  --         3,794              --
   Net cash from dispositions of assets                                                   --         1,040              --
   Cash portion of assets held for sale                                                   --            --            (593)
   Acquisitions, net of cash acquired                                                   (827)         (858)        (13,827)
   Additional investment in intangible assets                                           (102)           --              --
   Proceeds from sale of property and equipment                                          414           203             508
---------------------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                                      (4,609)       (1,146)        (15,882)
---------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Proceeds of new debt obligation                                                        58         1,314          17,526
   Payments of current and noncurrent obligations                                     (2,430)       (5,731)         (7,931)
   Issuance of common stock for cash, net of cancellations                                98           201             600
   Repurchase of common stock                                                         (1,247)           --              --
   Dividend payments                                                                     (40)          (52)            (16)
---------------------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities                        (3,561)       (4,268)         10,179
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      (3,429)          775          (4,120)
Cash and cash equivalents, beginning of year                                           6,106         5,331           9,451
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                               $ 2,677       $ 6,106         $ 5,331
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 and 1998 presentations.

In 1994, the Company converted to a fifty-two/fifty-three week fiscal year, resulting in a fifty-two week year in 1998 and 1997. The Company's year end falls on the Friday closest to the last day of the calendar quarter. The Company also follows a five-four-four week quarterly cycle. While the actual period ends for the fiscal years 1998 and 1997 were January 1, 1999 and January 2, 1998, respectively, for convenience, the date shown on accompanying consolidated financial statements is December 31, the last day of the calendar periods.

Use of Estimates in the Preparation of Financial Statements: The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Expenses: Revenue from engineering service contracts is recognized as services are provided, revenue from construction projects is recognized on a percentage of completion basis and revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract. The Company routinely subcontracts for outside services, such as specialized laboratory services. These costs are generally passed through to the Company's customers. The Company believes net revenue is a more accurate measure of the value of its services than gross revenue. Direct costs include compensation for billable hours for professional and technical staff and other project expenses reimbursed by clients. Indirect costs include compensation for non-billable professional and technical staff hours, all employee fringe benefits, marketing, and general and administrative expenses such as rent, insurance, depreciation and amortization.

Cash and Cash Equivalents and Marketable Securities: The Company considers all investment instruments and marketable securities with an original maturity date of 90 days or less at the date of purchase to be cash equivalents. Management determines the appropriate classifications of debt securities held as investments as either held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each consolidated balance sheet date. Investments consisting primarily of high grade U.S. government and corporate marketable debt securities are classified as available-for-sale, and are carried at fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of consolidated shareholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, as well as any interest on these securities, are included in interest income. The cost of securities sold is based on the specific identification method. There were no debt securities held as investment as of December 31, 1998 or 1997.

Supplemental Cash Flow Information: Cash paid for income taxes was approximately $926,000, $1,673,000 and $659,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for interest was approximately $1,026,000, $1,210,000 and $951,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1995, the Company sold certain land and buildings in exchange for $1,100,000 in marketable trade credits which will be used to reduce cash payments of future recurring corporate expenses. No significant gain or loss was incurred on the transaction. The trade credits expire in 2003, and the Company expects to utilize such credits prior to expiration. To date, $506,000 of the trade credits have been applied to payments. The Company has agreements for the utilization of an additional $175,000 of the trade credits and are included on the December 31, 1998 consolidated balance sheet in other current assets. As of December 31, 1998, the remaining balance of $419,000 is included in other assets.

Inventories: Inventories are recorded at the lower of cost using the first-in, first-out method, or market.


Property and Equipment:  Property and equipment consists of (in thousands):
-------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                      1998             1997
-------------------------------------------------------------------------------------------------------------------------
Land and buildings                                                                          $  4,688         $  4,683
Machinery and equipment                                                                       22,995           19,895
Furniture and fixtures                                                                         3,661            3,685
Vehicles                                                                                       2,253            2,362
Leasehold improvements                                                                         1,293            1,074
-------------------------------------------------------------------------------------------------------------------------
     Total                                                                                    34,890           31,699
Less accumulated depreciation and amortization                                                18,371           15,517
-------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                                   $16,519          $16,182
-------------------------------------------------------------------------------------------------------------------------

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis over the lesser of the estimated useful lives of the assets or the term of the lease (lives range from 2-31 years). Amortization of property and equipment acquired under capital leases is included with depreciation expense. Approximately $1,187,000 and $3,963,000 of fixed assets, net of accumulated depreciation of $1,052,000 and $3,533,000, respectively, were sold or disposed of in 1998 and 1997, respectively.

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

Adoption of Statement 131: Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting standards No. 131, Disclosure about Segments of an Enterprise and Related Information, ("Statement 131"). Statement 131 superseded FASB Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131
establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not affect consolidated results of operations or financial position, but did affect the disclosure of segment information. See Note 2.

Business Segment and Concentration of Credit Risk: The Company operates within two reportable segments, the Operations and Construction Division (EOC) and the Professional Services Division (PSD), which provides comprehensive environmental engineering, consulting, construction facilities operations and maintenance, and services to industrial, private and governmental concerns, predominantly in the waste disposal, petroleum, wood products, chemical and manufacturing industries; as well as to utilities, non-regulatory government entities, financial institutions and real estate developers. There are no significant operations or revenues generated from non United States locations. Ongoing credit evaluations of its customers' financial condition are performed by the Company, generally requiring no collateral.

In 1998, one customer, Waste Management, accounted for 12% and 11% of consolidated gross and net revenues, respectively. On a reportable segment basis, the customer represented approximately 21% and 5% of the gross revenues of the EOC and PSD reportable segments, respectively.

In 1997, one customer, Commonwealth Environmental Systems, accounted for 10% and 1% of consolidated gross and net revenues, respectively. All of the revenue was recorded by the EOC reportable segment and represented approximately 27% and 3% of EOC's gross and net revenues, respectively.

In 1996, no customer accounted for more than 10% of consolidated gross revenue.

Recent Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income (loss), changes in the value of available-for-sale securities and foreign currency translation adjustments, and other such items disclosed in the statement of stockholders' equity. The Company adopted SFAS 130 in the first quarter of 1998, with no effect on its consolidated financial statements.

Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

         Notes receivable: The carrying amount reported in the consolidated balance sheet for notes receivable approximates its fair value.

         Short and long-term debt: The carrying amounts reported in the consolidated balance sheet for short and long-term debt approximates their fair value because the interest rates are either market variable rates or fixed rates that approximate market rates.

2.   Segment Reporting

Description of the types of services from which each reportable segment derives its revenues: The Company provides comprehensive environmental engineering, design, construction, operations and maintenance, and equipment fabrication services to a variety of public and private industrial and solid waste clients. The Company is comprised of two reportable segments -- the Operations and Construction Division (EOC) and the Professional Services Division (PSD) -- and services three key service lines: Solid Waste, Site Restoration and Facility Services.

In 1996 and the first quarter of 1997, the Company had, as part of its PSD reportable segment, a laboratory operation known as Columbia Analytical Services, Inc. (CAS). During the first quarter of 1997, the Company completed the sale of CAS.

Measurement of segment profit or loss and segment assets: The Company evaluates performance of its reportable segments, EOC and PSD, based on operating income or loss before and after corporate overhead allocations, but before interest income, interest expense, equity in income of affiliates and minority interest income (loss). Corporate overhead expenses are substantially allocated to the reporting segments based on revenue and/or headcount when an item is not specifically identified to a reporting segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

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

Factors management used to identify the enterprise's reportable segments: The Company's reportable segments are divisional units that offer different services. The reportable segments are each managed separately. The PSD reportable segment concentrates on professional engineering, design and consulting services in solid waste, site restoration and facilities services. The PSD reportable segment has regional operations situated in the Northeast, Southeast, Northwest and Southwest portions of the United States, each overseen by an Area Operations Manager. These regional operations have the same operating parameters (services offered and required operating margins), may serve the same national customers, and often share personnel. For reportable segment reporting, these regional PSD operations are aggregated. The EOC reportable segment concentrates on construction, drilling, equipment fabrication and operations and maintenance services, primarily to the Company's solid waste clients.


Segment Information

--------------------------------------------------------------------------------------------------------------------------------

                                                                PSD                                EOC       Other        Total
                                                ------------------------------------

Year ended December 31, 1998                     Consulting         Lab       Total
--------------------------------------------------------------------------------------------------------------------------------
Gross revenues from:
     External customers                             $86,366         N/A     $86,366            $64,982          --     $151,348
     Intersegment revenues                            3,187         N/A       3,187              3,597          --        6,784
Outside services from:
     External subcontractors                         20,979         N/A      20,979                409          --       21,388
     Intersegment services                            3,852         N/A       3,852              2,937          --        6,789
Net revenues                                         64,722         N/A      64,722             65,233           5      129,960
Depreciation expense                                  2,120         N/A       2,120              1,406         255        3,781
Amortization expense                                     --         N/A          --                 64         599          663
Segment operating profit before allocations           4,483         N/A       4,483              5,018          --        9,501
Segment operating profit after allocations              595         N/A         595              3,007         240        3,842
    Accounts receivable, net(1)                      27,607         N/A      27,607             11,740          --       39,347
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------------------
Gross revenues from:
     External customers                             $81,738      $4,453     $86,191            $52,883       $ 269     $139,343
     Intersegment revenues                            1,513         734       2,247              2,375          --        4,622
Outside services from:
     External subcontractors                         16,813         275      17,088             12,754         (1)       29,841
     Intersegment services                            3,385           8       3,393              1,118          --        4,511
Net revenues                                         63,053       4,904      67,957             41,386         159      109,502
Depreciation expense                                  2,285         462       2,747              1,207         316        4,270
Amortization expense                                     --          --          --                101         551          652
Restructuring/other charges                              --          --          --                 --       (586)        (586)
Loss on disposition of laboratory                        --          --          --                 --         333          333
Gain on sale of assets                                   --          --          --                 --     (1,026)      (1,026)
Segment operating profit before allocations           4,923         108       5,031              4,982          --       10,013
Segment operating profit (loss) after
allocations                                           1,294        (59)       1,235              3,067         563        4,865
    Accounts receivable, net(1)                      23,164         N/A      23,164             13,559          --       36,723
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
Gross revenues from:
     External customers                             $94,836     $17,305    $112,141            $25,191        $294     $137,626
     Intersegment revenues                              536       4,013       4,549                528          --        5,077
Outside services from:
     External subcontractors                         15,794         806      16,600              3,321          --       19,921
     Intersegment services                            4,820           8       4,828                231          --        5,059
Net revenues                                         74,758      20,505      95,263             22,167         275      117,705
Depreciation expense                                  3,841       2,297       6,138              1,172          20        7,330
Amortization expense                                     --          --          --                 --       1,034        1,034
Restructuring/other charges                              --          --          --                 --       8,197        8,197
Loss on disposition of laboratory                        --          --          --                 --       3,327        3,327
Segment operating profit before allocations           2,891         754       3,645              2,493          --        6,138
Segment operating profit (loss) after
allocations                                            (815)       (455)     (1,270)               510     (11,511)     (12,271)
    Accounts receivable, net(1)                      26,704          --      26,704              6,156          --       32,860
--------------------------------------------------------------------------------------------------------------------------------
(1) The Company reviews its consolidated balance sheet and reviews only accounts receivable on a segment basis.


----------------------------------------------------------------------------------------------------------------------

                                                                                Years ended December 31,
----------------------------------------------------------------------------------------------------------------------

                                                                              1998            1997             1996
----------------------------------------------------------------------------------------------------------------------
Revenues
Total external revenues for reportable segments                             $151,348        $139,343         $137,626
Intersegment revenues for reportable segments                                  6,784           4,622            5,077
Elimination of intersegment revenues                                          (6,784)         (4,622)          (5,077)
                                                                            --------        --------         --------
     Total gross consolidated revenues                                       151,348         139,343          137,626
Less outside services                                                         21,388          29,841           19,921
                                                                            --------        --------         --------
     Total net revenue                                                      $129,960        $109,502         $117,705
----------------------------------------------------------------------------------------------------------------------
Profit or Loss
Total operating profit for reportable segments before allocations           $ 9,501         $10,013          $ 6,138
Overhead allocations expense                                                 (5,899)         (5,711)          (6,898)
Unallocated overhead                                                            240             563          (11,511)
                                                                            -------         -------          -------
      Total operating profit (loss) after allocations                         3,842           4,865          (12,271)
Interest income                                                                 548             516              317
Interest expense                                                             (1,234)         (1,251)          (1,112)
Equity in earnings (loss) of affiliates                                         (15)             (2)             227
Minority interest expense                                                        --            (810)            (188)
                                                                             -------         -------          -------
     Income (loss) before provision (benefit) for income taxes              $ 3,141          $3,318         ($13,027)
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------

As of December 31,                                                           1998               1997            1996
----------------------------------------------------------------------------------------------------------------------
Assets
Accounts receivable for reportable segments                                 $39,347            $36,723         $32,860
Other current assets                                                         14,628             16,658          20,042
Net property and equipment at cost                                           16,519             16,182          14,722
Goodwill, net of amortization                                                14,850             13,916          12,716
Other assets                                                                 10,545              9,596          10,572
                                                                            -------            -------         -------
     Total consolidated assets                                              $95,889            $93,075         $90,912
----------------------------------------------------------------------------------------------------------------------


3.  Contracts in Progress

Information related to contracts in progress (in thousands):
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                         1998              1997
----------------------------------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                                         $28,219          $12,995
Estimated earnings on uncompleted contracts                                                       3,380            2,187
                                                                                               --------         --------
                                                                                                 31,599           15,182
Less billings to date on uncompleted contracts                                                   31,686           17,236
----------------------------------------------------------------------------------------------------------------------------
       Total                                                                                    $   (87)         $(2,054)
----------------------------------------------------------------------------------------------------------------------------


Included  in the  accompanying  consolidated  balance  sheets  on an  individual contract basis are (in thousands):
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                         1998              1997
----------------------------------------------------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings
    on uncompleted contracts.                                                                   $2,511            $   678
Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                    (2,598)            (2,732)
----------------------------------------------------------------------------------------------------------------------------
        Total                                                                                   $  (87)           $(2,054)
----------------------------------------------------------------------------------------------------------------------------

4.   Restructuring/Other Charges

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

As of December 31, 1998, $367,000 of the 1996 restructuring charges have been paid and $275,000 remains in other accrued liabilities. Net reductions of $4,000 and $586,000 to the reserve were recorded in 1998 and 1997, respectively, to reflect lower than anticipated costs associated with the abandonment and subsequent sublease of certain office space and lower than anticipated severance costs due to retaining certain previously identified personnel.

5. Impairment of Assets Held for Sale/Loss on Disposition of Laboratory

In December 1996, the Company executed a letter of intent to sell its CAS laboratory line of business to the employees of CAS by the first quarter of 1997. In anticipation of the sale, the Company recognized an impairment in its investment in CAS of $3,327,000; including a write-down in the carrying value of goodwill associated with previous laboratory acquisitions of $1,426,000. For the year ended December 31, 1996, CAS had a loss before taxes of $142,000.

During the first quarter of 1997, the Company completed the sale of CAS to the employees of CAS for $4,000,000 in cash, CAS' promissory notes for $3,219,000 ("CAS Notes") and a continuing preferred stock interest in CAS valued at $500,000. The Company paid $206,000 in cash to CAS for retired employee contracts and for accelerated vesting of stock options and other non-vested stock rights. As a result of several closing adjustments, the Company recognized an additional loss on disposition of CAS in the first quarter of 1997 of $333,000. CAS and the Company also entered into a Master Service Agreement (subsequently amended April, 1998) relating to the continued provision of laboratory services to the Company (the "MSA"). The CAS Notes are subject to offset, in certain circumstances, based upon the levels of future revenues to CAS accruing under the amended MSA. The Company currently does not anticipate that any material offset will occur under the terms of the amended MSA. At
December 31, 1998, the outstanding principal balance of the CAS Notes was $2,435,000, of which $436,000 and $1,999,000 were recorded in the consolidated balance sheet in prepaid and other current assets, and in notes receivable, respectively. The notes bear interest at a rate of 8% compounded annually and mature in April, 2004. Payments of interest and principal are due quarterly.

6.   Notes Receivable and Advances

During the year ended December 31, 1998, the Company provided a $500,000 loan to e-Com Solutions, Inc. ("e-Com"), an unrelated third party, in exchange for a convertible promissory note receivable. The note bears interest at a rate of 9% compounded annually and matures on demand, but not later than December 31, 2000. In addition, the Company has provided $770,000 of non-interest bearing net short-term cash advances to e-Com to fund its working capital requirements in connection with its start-up activities. e-Com is in the business of high-end technical consulting, specializing in computer network integration, e-Commerce, and the development of web-based tools. The note agreement entitles the Company to convert its outstanding principal and accrued interest into e-Com common shares at a rate of $0.064516 per share at the Company's sole discretion after June 30, 1998. Should the Company convert the entire note into e-Com common shares, the Company would be a majority shareholder (holding approximately an 83% interest) of e-Com.

The Company's recovery of the note receivable balance and related accrued interest and advances of working capital is dependent upon e-Com's ability to successfully execute its business plan and generate sufficient cash flows to repay its obligations. It is reasonably possible that e-Com's estimates of future cash flows may change in the near term. As a result, the carrying amount of the note and interest receivable and advances may be materially reduced in the future.

In connection with the acquisition of A2S as further discussed in Note 8, the Company extended a note receivable to one of A2S's former officers for $225,000. The note bears interest at a rate of 8% compounded annually and matures on the third anniversary (April, 2001) of the note date. Repayment is secured by EMCON stock (approximately 56,000 shares) and rights to subsequent earnouts of A2S to which the borrower may be entitled.

See note 5 for discussion of the CAS notes receivable.

7.   Other Dispositions

During the first quarter of 1997, the Company completed the sale of one of its landfill gas-to-energy projects, including the related leasehold production rights and associated machinery and equipment. The Company recognized a gain on disposition of the project in 1997 of $1,026,000.

8.   Acquisitions

Goodwill: On April 3, 1998, EMCON acquired all of the outstanding capital stock of Advanced Analytical Solutions, Inc. ("A2S"), a provider of alternative dispute resolution, cost allocation, cost recovery, and litigation support services primarily for superfund projects. A2S has offices in Denver, Colorado and Philadelphia, Pennsylvania. The Company purchased A2S for $593,000 in stock and $601,000 in cash and direct acquisition costs. The transaction was accounted for as a purchase. Goodwill of approximately $1,150,000 is being amortized over twenty years using the straight-line method. Accumulated amortization at December 31, 1998, was approximately $43,000. Additional consideration may be paid for the purchase of A2S subject to the achievement of predetermined operating performance goals over the next two years. The acquisition would not have had a material affect on consolidated net revenue, net income or earnings per share, had it been effective at January 1, 1998.

On December 4, 1998, Organic Waste Technologies, Inc. ("OWT"), a wholly-owned subsidiary of EMCON, acquired all of the outstanding capital stock of Western Industrial Resources Corporation ("WI"), an industrial maintenance outsourcing firm based in Arizona. The Company purchased WI for $155,000 in cash and assumed liabilities in excess of assets acquired of $103,000. The transaction was accounted for as a purchase. Goodwill of approximately $258,000 is being amortized over ten years using the straight-line method. Accumulated amortization at December 31, 1998, was approximately $1,000. Additional consideration may be paid for the purchase of WI subject to the achievement of predetermined operating performance goals over the next three years. The acquisition would not have had a material affect on consolidated net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

Effective May 1, 1997, OWT acquired all of the outstanding equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and the issuance of EMCON's convertible promissory notes in the aggregate principal amount of $800,000. Approximately 50% of the convertible notes are due on May 1, 2000, with the balance due on May 1, 2002. The indebtedness bears interest at the rate of 8% per annum and is convertible into EMCON common stock at a conversion price of $6.50 per share. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,601,000 resulting from this acquisition are being amortized over twenty-five years using the straight line method. Accumulated amortization as of December 31, 1998 and 1997, was approximately $102,000 and $39,000, respectively. Included in goodwill is an additional $125,000 cash payment made to the former NEP shareholders in May, 1998 as a result of NEP attaining certain predetermined operating performance goals following its acquisition. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earn out goals over the next year to be measured as of April, 1999. This acquisition would not have had a material effect on consolidated net revenue, net income, or income per share, had it been effective at January 1, 1997.

On February 29, 1996, EMCON acquired all the outstanding capital stock of OWT, a Cleveland based construction, equipment and operations and maintenance company with significant expertise in solid waste management. The Company purchased OWT for $13,859,000 in cash plus the issuance of convertible notes and other contractual indebtedness to certain senior OWT management in the aggregate principal amount of $1,747,000. The transaction was accounted for as a purchase. The indebtedness bears interest at the rate of

8% per annum with all principal due and payable in full on March 1, 2001. The indebtedness may be converted into shares of OWT common stock upon an underwritten public offering of OWT's common stock in an amount in excess of $10,000,000. In the event the indebtedness has not been converted into OWT shares, it may instead be converted into shares of EMCON common stock for a period of ninety days after November 30, 2001, at a conversion price of $6.50 per share. Goodwill of approximately $11,382,000, which included a $253,000 increase resulting from the establishment of a deferred tax asset related to this acquisition, is being amortized over thirty years using the straight line method. Related accumulated amortization at December 31, 1998 and 1997, was approximately $1,068,000 and $689,000, respectively.

Acquisitions made by the Company from 1992 through 1994 have resulted in goodwill of approximately $3,112,000 which is included with intangible assets and is being amortized over a period of twenty years using the straight-line method. Related accumulated amortization was approximately $1,439,000 and $1,327,000 at December 31, 1998 and 1997, respectively.

Other Intangible Assets: Other intangible assets at December 31, 1998, also include $989,000, representing the gross cost to reacquire certain patent rights associated with the Company's proprietary leachate evaporation system technology. Accumulated amortization at December 31, 1998 and 1997, was approximately $137,000 and $74,000, respectively. The patent is being amortized over the fifteen year life of the patent.

9.   Other Noncurrent Obligations

Certain employees participate in a salary continuation plan which will provide the employees with a 10-year benefit from the Company. Monthly benefits range from $600 to $4,500, and the employees vest in varying amounts from the fifth to the tenth anniversary date of their contracts. Such amounts will be paid in addition to those payments due specifically as consideration for the employees meeting the non-competition provisions of their contracts. Included in other noncurrent obligations are the Company's liabilities under the salary continuation agreements. Liabilities under salary continuation agreements were $1,097,000 and $1,088,000 at December 31, 1998 and 1997, respectively and represent the estimated present value of the future obligation discounted at the Company's incremental borrowing rate of 7.5%. These liabilities have been indirectly funded through insurance policies which are recorded at their estimated cash surrender value.

The Company also provides, for certain employees, a Company contributory deferred compensation plan. Contributions by the Company were $430,000 and $387,150 in 1998 and 1997, respectively. Cumulative individual compensation liabilities range from $10,000 to $124,817 and vest in varying amounts from one year to six years and accrue interest. Deferred compensation liabilities were $254,000 and $43,000 as of December 31, 1998 and 1997, respectively, and are included in non-current liabilities.

Capital lease obligations are included in property and equipment with a cost and accumulated depreciation of $101,000 and $30,000, respectively, at December 31, 1998, and $87,000 and $44,000, respectively, at December 31, 1997.

10.  Retirement Plan

The Company sponsors a qualified retirement plan, generally available to all employees, which is based on Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to 20% of their annual compensation to the plan up to the Internal Revenue Code annual contribution limit of $10,000 and $9,500 for 1998 and 1997, respectively. Prior to 1997, the Company voluntarily matched the employee's contribution to a maximum of 3% of annual compensation. In 1997 and 1998, the Company elected to suspend the Company match. The Company's contributions to the retirement plan were $1,146,000 for the year ended December 31, 1996.

11.  Commitments

The Company's minimum annual lease commitments under all operating leases for the five years subsequent to December 31, 1998 are approximately (in thousands):

--------------------------------------------------------------------------------
Years Ending December 31,
--------------------------------------------------------------------------------
1999                                                                      $5,143
2000                                                                       3,779
2001                                                                       2,345
2002                                                                       1,310
2003                                                                         593
--------------------------------------------------------------------------------

Rent expense was approximately $4,271,000, $5,523,000 and $5,263,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Certain employees have signed non-competition agreements which will provide them with monthly payments from $400 to $3,000 for a period of up to ten years, commencing on the tenth anniversary date of the agreements. (See note 9.)

12.  Litigation

As a firm engaged in environmental-related matters, the Company encounters potential liability, including claims for significant environmental damage, in the normal course of business. The Company is party to lawsuits and is aware of potential exposure related to certain claims. In the fourth quarter of 1996, the Company agreed to settlement terms on a number of outstanding legal matters. At the same time, the Company assessed the potential exposure relative to all other known pending matters. Based on the foregoing, the Company increased its legal reserve by an additional $1,553,000 at December 31, 1996. No significant increases to legal reserves occurred in 1998 and 1997. In the opinion of management, the resolution of all known lawsuits/claims at amounts in excess of established reserves will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.


13.  Long-term Debt

Long-term debt consists of the following (in thousands):
-------------------------------------------------------------------------------------------- -------------- -------------
Years Ended December 31,                                                                         1998           1997
-------------------------------------------------------------------------------------------- -------------- -------------
Variable-rate note payable to bank                                                              $ 3,429         $ 4,857
     (effective rate at 12/31/98 and 12/31/97 was 6.77% and 7.46%,  respectively).  Payable
     in  quarterly   installments   of  $357  with  a  final   payment  of  $571  in  2001.
     Collateralized by the assets of EMCON.
8.00%  unsecured notes payable to certain former OWT  shareholders.  Payable on termination       1,747           1,747
     date in 2001.  This  debt may be  converted  into  common  stock at $6.50  per  share.
     Conversion  of debt,  if it occurs,  would be within  ninety days after  November  30,
     2001.
7.99% note payable to bank in monthly  installments through 2006.  Cross-collateralized  by       3,937           4,285
     the assets of OWT with a net book value of $9,372.
8.49%  note  payable  to bank in  monthly  installments  through  2001.  Collateralized  by         202             284
     equipment of OWT with a net book value of $268.
8.99% note payable to bank in monthly  installments through 2000.  Cross-collateralized  by         130             206
     the assets of OWT with a net book value of $9,372.
7.89% note payable to bank in monthly  installments through 2012.  Cross-collateralized  by       1,085           1,158
     the assets of OWT with a net book value of $9,372.
8.00%  unsecured  notes  payable  to  former  NEP  shareholders.  Approximately  50% of the         800             800
     convertible  notes are due on May 1, 2000 with the  balance  due on May 1, 2002.  This debt may be converted  into common stock at $6.50 per share.  Conversion  of debt,  if it occurs, would be 50% on May 1, 2000, and 50% on May 1, 2002.
9.07%  note   payable  to  finance   company   in  monthly   installments   through   2001.         107             142
     Collateralized by equipment of NEP with a net book value of $53.
Other indebtedness,  interest rates vary from 5.3% to 15.9% payable in installments through         140             312
    2000.  (Primarily lease obligations)
                                                                                             ----------------------------
Total Long-term Debt                                                                            $ 11,577        $13,791

Less current portion                                                                            $  2,177        $ 2,350
-------------------------------------------------------------------------------------------------------------------------
Long-term Debt, net of current portion                                                          $  9,400        $11,441
-------------------------------------------------------------------------------------------------------------------------

Interest paid on all outstanding debt amounted to $956,000 in 1998 and $1,135,000 in 1997.

Aggregate  principal  payments for the next five years for years ending December
31,

--------------------------------------------------------------------------------
1999                                                                    $  2,177
2000                                                                       2,575
2001                                                                       1,175
2002                                                                       2,767
2003                                                                         647
thereafter                                                                 2,236
--------------------------------------------------------------------------------

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. Amounts outstanding under the term loan as of December 31, 1998 were $3,429,000. The line of credit component of the Credit Agreement is available for working capital purposes. No amount was outstanding as of December 31, 1998. Subsequent to year-end, the line of credit component of the Credit Agreement was extended to April 30, 1999 at a level of $5,000,000. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability.

14.  Shareholders' Equity

Preferred Stock: The Board of Directors of the Company has the authority to determine the rights, preferences, privileges and restrictions of the authorized preferred stock.

Stock Option and Restricted Stock Plans: The Company has issued options to purchase shares of common stock pursuant to its 1986 and 1988 Incentive Stock Option Plans (both expired in 1997) and its 1998 Stock Option Plan. These options were granted with option exercise prices which are equal to 100%, 105% or 110% of fair market value on the date of grant, and expire over terms ranging from five to ten years. Options generally vest ratably over a two year or four year period.

The Company's Restricted Stock Plan was approved by its shareholders in May, 1991. A total of 225,000 shares of the Company's common stock were reserved for issuance under the Restricted Stock Plan. Shares granted to employees under the Restricted Stock Plan generally vest in equal annual installments over periods ranging from three to four years. At December 31, 1998, 119,573 shares were available for issuance.


A summary of activity of the Plans follows:
--------------------------------------------------------------------------------------------------------------------------
                                                                                  Options Outstanding
                                                               -----------------------------------------------------------
                                               Available            Number               Price              Aggregate
                                               for Grant           of Shares           Per Share              Value
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    524,263           2,510,358          $3.33 - $11.25        $18,365,193
--------------------------------------------------------------------------------------------------------------------------
Options granted                                (192,448)            192,448          $3.25 - $ 4.88            728,144
Options canceled                              1,518,674          (1,518,674)         $3.33 - $11.25        (12,357,381)
Options exercised                                 --                 (4,700)         $3.33 - $ 3.50            (15,698)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  1,850,489           1,179,432          $3.25 - $11.25        $ 6,720,258
--------------------------------------------------------------------------------------------------------------------------
Options granted                              (1,261,500)          1,261,500          $3.13 - $ 5.00          5,250,375
Options canceled                                534,043            (534,043)         $3.25 - $11.25         (3,030,431)
Options exercised                                 --                (42,374)         $3.33 - $ 3.75           (150,621)
Options expired                              (1,004,671)                --                 --                  --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    118,361           1,864,515          $3.13 - $10.00          8,789,581
--------------------------------------------------------------------------------------------------------------------------
Options authorized                            1,000,000               --                   --                  --
Options granted                                (510,500)            510,500          $2.69 - $ 4.50          1,568,764
Options canceled                                 58,286             (58,286)         $3.25 - $10.00           (188,465)
Options exercised                                 --                (29,470)         $3.25 - $ 4.13           (104,731)
Options expired                                 (57,074)              --                   --                  --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    609,073           2,287,259          $2.69 - $10.00        $10,065,149
--------------------------------------------------------------------------------------------------------------------------

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



------------------------------------------------------------------------------------------------------------------------------
                                                             Options                                      ESPP
                                                             -------                                      ----
                                                1998            1997           1996          1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------
Expected life (years)                            5.0             4.5           6.6            --           --          0.5
Expected volatility                               .80             .66           .49           --           --           .32
Risk-free interest rate                          4.9%            6.1%          6.1%           --           --          5.5%
------------------------------------------------------------------------------------------------------------------------------

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

------------------------------------------------------------------------------------------------------------------------------

In thousands except for earnings (loss) per share information                           1998         1997            1996
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
     As reported                                                                         $1,633    $2,157          $(10,091)
     Pro forma                                                                           $1,089    $1,918          $(10,311)
Basic (loss) earnings per share
     As reported                                                                         $ 0.19    $ 0.25          $  (1.19)
     Pro forma                                                                           $ 0.13    $ 0.22          $  (1.22)
------------------------------------------------------------------------------------------------------------------------------

Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

The weighted average fair value of options granted during 1998, 1997 and 1996 was $1.93, $2.11 and $2.14 per share, respectively.


The following  summarizes  information about fixed stock options  outstanding at
December 31, 1998:
--------------------------------------------------------------------------------------------------------------------------
                                Options Outstanding                                           Options Exercisable
                                                                        Weighted                             Weighted
                              Number          Weighted Average          Average                              Average
Range of Exercise Prices  Outstanding at    Remaining Contractual    Exercise Price        Number         Exercise Price
                             12/31/98               Life                                 Exercisable
--------------------------------------------------------------------------------------------------------------------------
     $9.25 - $10.00             171,300             3.61                 $9.31              171,300          $9.31
      6.50 -   8.83              69,950             4.60                  6.98               69,950           6.98
      5.00 -   6.00             680,500             4.03                  5.02               22,000           5.26
      2.69 -   4.88           1,365,509             4.49                  3.34              361,843           3.71
--------------------------------------------------------------------------------------------------------------------------
     $2.69 - $10.00           2,287,259             4.29                 $4.40              625,093          $5.66
--------------------------------------------------------------------------------------------------------------------------

As of December 31, 1997, 415,153 shares were exercisable at an average exercise price of $6.67 per share.

In December, 1996, employees (other than officers and directors) with options having exercise prices of $5.00 per share or greater were given the right to either sell back their options to the Company, to exchange their options for new options, to retain their original options or to elect a combination of the three. The rates at which the outstanding options could be exchanged or sold back to the Company varied depending on the original option exercise price. Participants could exchange their outstanding stock options for newly granted options at rates ranging from one new share for every three old option shares to one new share for every five old option shares. Alternatively, participants could sell back their options at prices ranging from $0.10 to $0.40 per option share. This resulted in options for 743,319 shares being canceled for a cash settlement of approximately $156,000, and options for an additional 203,727 shares being canceled in exchange for the grant of new options covering 47,247 shares with an option exercise price of $3.68 per share.


15.  Earnings Per Share

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Years Ended December 31,
(In thousands, except for earnings per share)                                 1998               1997             1996
---------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income (loss)                                                      $ 1,633             $ 2,157          $(10,091)
                                                                           -------             -------          ---------
    Numerator for basic earnings per share -
        income (loss) available to common stockholders                     $ 1,633             $ 2,157          $(10,091)

    Effect of dilutive securities:
        8% convertible debentures                                              N/A(1)              N/A(1)             --
                                                                           -------             -------          --------

    Numerator for diluted earnings per share -
        income (loss) available to common stockholders
        after assumed conversions                                          $ 1,633             $ 2,157          $(10,091)
                                                                           -------             -------          --------

 Denominator:
    Denominator for basic earnings (loss) per share -
      weighted-average shares                                                8,648               8,549             8,485

    Effect of dilutive securities:
        Employee stock options                                                 147                 144                --
        8% convertible debentures                                              N/A(1)              N/A(1)             --
                                                                           -------             -------          --------

    Dilutive potential common shares
    Denominator for diluted earnings per share -
        adjusted weighted average shares and assumed
        conversions                                                          8,795               8,693                --
                                                                           =======             =======          ========

    Basic earnings (loss) per share                                       $   0.19             $  0.25          $  (1.19)
                                                                          ========             =======          ========

    Diluted earnings per share                                            $   0.19             $  0.25                --
                                                                          ========             =======          ========

----------------------------------------------------------------------------------------------------------------------------

(1)Excluded from the above reconciliations were approximately 269,000 shares of common stock that may be issued at $6.50 per share to convert $1,747,000 of indebtedness to certain senior management of OWT because they were antidilutive at December 31, 1998 and 1997.
Conversion of debt, if it occurs, would be within ninety days after November 30, 2001.

Also excluded from the above reconciliations were approximately 123,000 shares of common stock that may be issued at $6.50 per share to convert $800,000 of indebtedness to certain senior management of NEP because they were antidilutive at December 31, 1998 and 1997. Conversion of debt, if it occurs, would be 50% at May 1, 2000, and 50% at May 1, 2002.

16.  Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):


---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                           1998              1997           1996
---------------------------------------------------------------------------------------------------------------------------
Federal:
   Current                                                                       $  330            $   43          $  607
   Deferred                                                                         768               832          (3,358)
---------------------------------------------------------------------------------------------------------------------------
        Total Federal                                                            $1,098            $  875         ($2,751)
---------------------------------------------------------------------------------------------------------------------------
State:
   Current                                                                       $  476            $  179          $   73
   Deferred                                                                         (66)              107            (258)
---------------------------------------------------------------------------------------------------------------------------
        Total State                                                              $  410            $  286         ($  185)
---------------------------------------------------------------------------------------------------------------------------
        Total Federal and State                                                  $1,508            $1,161         ($2,936)
---------------------------------------------------------------------------------------------------------------------------

A reconciliation between the Company's effective tax rate of 48.0% in 1998, 35.0% in 1997, and (22.5%) in 1996 and the U.S. statutory rate of 34% is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                         1998              1997           1996
---------------------------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rate                                                       $1,068            $1,128        ($4,559)
State taxes, net of federal benefit                                                 185               189           (280)
Fuel tax credits                                                                   (170)             (416)          (454)
Goodwill amortization                                                               203               180          2,306
Meals and entertainment                                                             185                90             94
Other individually immaterial items                                                  37               (10)           (43)
---------------------------------------------------------------------------------------------------------------------------
        Total Federal and State                                                  $1,508            $1,161        ($2,936)
---------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998, the Company has federal  alternative minimum tax credit carryforwards of approximately $1,386,000 which have no expiration date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following (in thousands):

-------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                                     1998          1997
-------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Alternative minimum tax credit carryforwards                                                      $1,386        $1,980
     Deferred compensation                                                                                370           342
     Allowance for doubtful accounts                                                                      631           318
     Vacation accruals                                                                                    715           582
     Restructuring accruals                                                                               871         2,330
     Book over tax depreciation                                                                           149            --
     Other individually immaterial items                                                                  439           221
-------------------------------------------------------------------------------------------------------------------------------
         Total deferred tax assets                                                                     $4,561        $5,773
-------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Tax over book depreciation                                                                        $   --        $  436
     Tax accounting method changes                                                                         95            72
     Payment liabilities deducted                                                                          --             2
-------------------------------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                                                $   95        $  510
-------------------------------------------------------------------------------------------------------------------------------
Total net deferred tax assets                                                                          $4,466        $5,263
-------------------------------------------------------------------------------------------------------------------------------

17.  Related Party Transactions

The Company's Chief Financial Officer, currently serves as a member of the Board of Directors of Columbia Analytical Services, Inc. (CAS), an analytical laboratory company in which the Company retains a minority interest. CAS remains a significant outside vendor of laboratory services to the Company.


18.  Quarterly Data (unaudited)

--------------------------------------------------------------------------------------------------------------------------
(In thousands                                               First             Second           Third          Fourth
except per share amounts)                                  Quarter           Quarter          Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------------
1997
Gross revenue                                             $31,363            $33,114           $40,764       $34,102
Net revenue                                                27,581             24,467            29,899        27,555
Income from operations                                      1,317              1,084             1,789           675
Net income                                                    691                494               943            29
Basic earnings per share                                  $  0.08            $  0.06           $  0.11       $  0.00
Diluted earnings per share                                $  0.08            $  0.06           $  0.11       $  0.00
--------------------------------------------------------------------------------------------------------------------------
1998
Gross revenue                                             $28,779            $40,985           $41,585       $39,999
Net revenue                                                25,822             36,209            35,631        32,298
Income from operations                                        143              1,190             1,568           941
Net income                                                     20                574               730           309
Basic earnings per share                                  $  0.00            $  0.07           $  0.08       $  0.04
Diluted earnings per share                                $  0.00            $  0.07           $  0.08       $  0.04
--------------------------------------------------------------------------------------------------------------------------

Historically, the Company's net revenue is adversely affected in the first and fourth quarters of each year, primarily as a result of restricted field work due to weather conditions.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
EMCON

We have audited the accompanying consolidated balance sheets of EMCON as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCON at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

San Francisco, California
February 23, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1998.

Item 11.      Executive Compensation

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1998.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1998.

Item 13.      Certain Relationships and Related Transactions

       The information required under this Item is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's fiscal year ended December 31, 1998.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                      Page
                                                                        ------

(a)(1)          Financial Statements                                      18

(a)(2)          Schedule II - Valuation and Qualifying Accounts           46

(b)             Reports on Form 8-K                                       --

                No  reports  on Form 8-K were filed  during
                the  quarter  ended December 31, 1998.                    47

(c)             Index to Exhibits

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
                                      EMCON

Dated:  March 25, 1999                 By  /s/ Eugene M. Herson
        -------------------                ---------------------
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

      Signature                                 Title                             Date
      ---------                                 -----                             ----
/s/ Douglas P. Crane            Chairman of the Board and Director            March 25, 1999
---------------------
Douglas P. Crane


/s/ Eugene M. Herson            President, Chief Executive Officer            March 25, 1999
---------------------           and Director (Principal Executive
Eugene M. Herson                Officer)


/s/ R. Michael Momboisse        Chief Financial Officer, Vice                 March 25, 1999
------------------------        President-Legal and Secretary
R. Michael Momboisse            (Principal Financialand Accounting Officer)


/s/ Richard A. Peluso           Vice President and Director                   March 25, 1999
------------------------
Richard A. Peluso


/s/ Franklin J. Agardy          Director                                      March 25, 1999
------------------------
Franklin J. Agardy


/s/ Donald R. Kerstetter        Director                                      March 25, 1999
------------------------
Donald R. Kerstetter

/s/ Peter Vardy                 Director                                      March 25, 1999
------------------------
Peter Vardy

                                   SCHEDULE II

                                      EMCON
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                                               Additions
                                                              Charged to
                                           Balance             Costs and                         Balance
                                         at Beginning         Expenses or                        at End
                                          of Period            Bonuses        Write-Offs       of Period
                                         ------------         -----------     ----------       ---------
Allowance for
Doubtful Accounts:

Year Ended
December 31, 1996                          $ 1,052             $1,985            $(2,086)        $   951

Year Ended
December 31, 1997                          $   951             $1,295            $(1,317)        $   929

Year Ended
December 31, 1998                          $   929             $1,349            $  (740)        $ 1,538


                                INDEX TO EXHIBITS
                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                                                               Page
--------------                                                      ------------

     2.1            Stock Purchase  Agreement  dated January             *
                    30,   1996,    among    Organic    Waste
                    Technologies,  Inc. ("OWT"),  Registrant
                    and the selling  shareholders and option
                    holders   of   OWT,    incorporated   by
                    reference   from   Exhibit  2.1  of  the
                    Current  Report on Form 8-K dated  March
                    14, 1996, (the "March 1996 8-K").

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

     2.6            Agreement  and  Plan  of  Reorganization             *
                    among  Registrant,  Advanced  Analytical
                    Solutions,   Inc.  ("A2S")  and  certain
                    other   parties  dated  April  3,  1998,
                    incorporated  by reference  from Exhibit
                    2.6 of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 (the "March 1998 10-Q").

     2.7            Stock Purchase  Agreement dated December            52
                    4, 1998 by and among Registrant, Western
                    52 Industrial Resources Corporation, and various affiliated parties.

     3.1            Articles of  Incorporation,  as amended,             *
                    incorporated  by reference  from Exhibit
                    3.1  of  the  Registrant's  Registration
                    Statement   on  Form   S-1   (File   No.
                    33-16337)  effective  September 16, 1987
                    (the "Form S-1 Registration Statement").

     3.2            Certificate  of  Amendment  of  Restated             *
                    Articles of Incorporation as filed on May 24, 1988, incorporated by reference from Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1988 (the "1988 10-K").

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                    INDEX TO EXHIBITS (Continued)              Page
--------------                                                      ------------

     3.3            Certificate  of  Amendment  of  Restated             *
                    Articles  of  Incorporation  as filed on
                    June 4, 1991,  incorporated by reference
                    from Exhibit 4.1 of the Quarterly Report
                    on  Form  10-Q  for the  fiscal  quarter
                    ended  June 30,  1991  (the  "June  1991
                    10-Q").

     3.4            Bylaws,  as  amended,   incorporated  by             *
                    reference  from  Exhibit 4.2 of the June
                    1991 10-Q.

    10.1            EMCON 1986  Incentive  Stock Option Plan            *(1)
                    and Amendment, incorporated by reference from Exhibit 10.15 of the Form S-1
                    Registration Statement.

    10.2            Form of  Agreement  pursuant  to  Salary            *(1)
                    Continuation   Plan,   incorporated   by
                    reference from Exhibit 10.17 of the Form
                    S-1 Registration Statement.

    10.3            Schedule identifying Agreements pursuant            *(1)
                    to  Salary   Continuation  Plan  between
                    Registrant   and   certain    employees,
                    incorporated  by reference  from Exhibit
                    10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997 (the "1997 10-K").

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

    10.8            Trust  Agreement for the EMCON  Deferred            *(1)
                    Compensation     Plan     and     Salary
                    Continuation  Plan Trust dated  February
                    19, 1994,  between  Registrant and Wells
                    Fargo   Bank,   N.A.   incorporated   by
                    reference from Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 10-K").

                                                                    Sequentially
   Exhibit                                                           Numbered
   Number                   INDEX TO EXHIBITS (Continued)                Page
--------------                                                      ------------

    10.9            Credit  Agreement  between  The  Bank of              *
                    California,  N.A. and  Registrant  dated
                    February  29,  1996,   incorporated   by
                    reference from Exhibit 10.2 of the March
                    1996 8-K.

    10.10           Security  Agreement  between The Bank of              *
                    California,  N.A. and  Registrant  dated
                    February  29,  1996,   incorporated   by
                    reference from Exhibit 10.3 of the March
                    1996 8-K.

    10.11           Pledge  Agreement  between  The  Bank of              *
                    California,  N.A. and  Registrant  dated
                    February  29,  1996,   incorporated   by
                    reference from Exhibit 10.4 of the March
                    1996 8-K.

    10.12           Eurodollar Rate Option Agreement between              *
                    The  Bank  of   California,   N.A.   and
                    Registrant   dated  February  29,  1996,
                    incorporated  by reference  from Exhibit
                    10.5 of the March 1996 8-K.

    10.13           Fixed Rate Amortization Option Agreement              *
                    between The Bank of California, N.A. and
                    Registrant   dated  February  29,  1996,
                    incorporated  by reference  from Exhibit
                    10.6 of the March 1996 8-K.

    10.14           Note  Agreement  among  the  Registrant,              *
                    OWT,  and  certain   employees  of  OWT,
                    incorporated  by reference  from Exhibit
                    10.1 of the March 1996 8-K.

    10.15           Rescission  and  Reformation   Agreement              *
                    dated  effective  November 1, 1996 among
                    EMCON,  OWT,  and certain  employees  of
                    OWT,   incorporated  by  reference  from
                    Exhibit 10.18 of the 1996 10-K.

    10.16           New  Note  Agreement   dated   effective              *
                    November 1, 1996 among EMCON, OWT and certain * employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.

    10.17           Second  Amendment  to  Credit  Agreement              *
                    dated  effective  January 27, 1997 among
                    EMCON and Union Bank of California, N.A.
                    (formerly   known   as   The   Bank   of
                    California,   N.A.),   incorporated   by
                    reference from Exhibit 10.21 of the 1996
                    10-K.

    10.18           Third  Amendment  to  Credit   Agreement              *
                    dated  effective  March 27,  1997  among
                    EMCON and Union Bank of California, N.A.
                    (formerly   known   as   The   Bank   of
                    California,   N.A.),   incorporated   by
                    reference from Exhibit 10.23 of the 1996
                    10-K.

    10.19           Convertible  Notes  dated April 30, 1997              *
                    issued  by EMCON  to  Dennis  Grimm  and
                    Charles   Gearhart   in  the   principal
                    amounts of $400,798.40 and  $399,201.60,
                    respectively,  incorporated by reference
                    from  Exhibit  10.22 of the  March  1997
                    10-Q.

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number                INDEX TO EXHIBITS (Continued)                   Page
--------------                                                      ------------

    10.20           Lease  Agreement  dated  April 4,  1997,              *
                    between  EMCON and  Columbia  Analytical
                    Services,    Inc.,    incorporated    by
                    reference from Exhibit 10.23 of the March 1997 10-Q.

    10.21           Amendment   1997-I  to  EMCON   Deferred             *(1)
                    Compensation    Plan   dated   effective
                    February  22,  1997,   incorporated   by
                    reference from Exhibit 10.24 of the Registrant's Quarterly Report on Form
                    10-Q for the fiscal  quarter  ended June
                    30, 1997 (the "June 30, 1997 10-Q").

    10.22           Fourth  Amendment  to  Credit  Agreement              *
                    dated effective June 24, 1997 among EMCON and Union Bank of California,
                    N.A.,  incorporated  by  reference  from
                    Exhibit 10.25 of the June 30, 1997 10-Q.

    10.23           Amended and Restated  Agreement  between             *(1)
                    Eugene M.  Herson and  Registrant  dated
                    November   3,  1997,   incorporated   by
                    reference from Exhibit 10.26 of the 1997
                    10-K.

    10.24           Amended and Restated  Agreement  between             *(1)
                    R.  Michael   Momboisse  and  Registrant
                    dated November 3, 1997, incorporated by reference from Exhibit 10.27 of the 1997
                    10-K.

    10.25           Deferred  Compensation Plan, Amended and             *(1)
                    Restated   effective  January  1,  1998,
                    incorporated  by reference  from Exhibit
                    10.28 of the 1997 10-K.

    10.26           Registration   Rights   Agreement  among              *
                    Registrant, and the former shareholders of A2S dated April 3, 1998, incorporated by reference from Exhibit 10.29 of the March 1998 10-Q.

    10.27           Secured  Promissory  Note of  Timothy M.              *
                    Keaten  dated  April  3,  1998,  in  the
                    principal     amount    of     $225,000,
                    incorporated  by reference  from Exhibit
                    10.30 of the March 1998 10-Q.

    10.28           EMCON  1998  Stock  Option  Plan,   with             *(1)
                    standard form of Incentive  Stock Option
                    *(1)  Agreement,   Non-Statutory   Stock
                    Option Agreement and Non-Statutory Stock
                    Option   Agreement   (outside   Director
                    Option)   attached,    incorporated   by
                    reference from Exhibit 10.31 of the Registrant's Quarterly Report on Form
                    10-Q for the fiscal  quarter  ended June
                    30, 1998 (the "June 30, 1998 10-Q").

    10.29           Sixth  Amendment  to  Credit   Agreement              *
                    among   Registrant  and  Union  Bank  of
                    California    dated    June   1,   1998,
                    incorporated  by reference  from Exhibit
                    10.32 of the June 30, 1998 10-Q.

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number               INDEX TO EXHIBITS (Continued)                   Page
--------------                                                      ------------

    10.30           Seventh  Amendment  to Credit  Agreement              *
                    among   Registrant  and  Union  Bank  of
                    California   dated   August  31,   1998,
                    incorporated  by reference  from Exhibit
                    10.33 of the September 30, 1998 10-Q.

    10.31           Employment  Agreement between Registrant             77(1)
                    and Patrick Gillespie dated November 10,
                    1998.

    10.32           Employment  Agreement between Registrant             80(1)
                    and Gerard  Ridzon  dated  November  10,
                    1998.

    10.33           Amendment   1998-1  to  EMCON   Deferred             83(1)
                    Compensation  Plan  dated  November  12,
                    1998.

    10.34           Eighth  Amendment  to  Credit  Agreement              84
                    among   Registrant  and  Union  Bank  of
                    California dated November 30, 1998.

    10.35           Ninth  Amendment  to  Credit   Agreement              89
                    among   Registrant  and  Union  Bank  of
                    California dated December 22, 1998.

    10.36           Tenth  Amendment  to  Credit   Agreement              94
                    among   Registrant  and  Union  Bank  of
                    California dated January 27, 1999.

    10.37           Extension  and  Modification   Agreement              99
                    between the Union Bank of California and Registrant dated March 19, 1999.

    23.1            Consent   of   Ernst   &   Young,   LLP,             112
                    Independent Auditors

     27             Financial   Data   Schedule,    included             113
                    herein.

 *  Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.