Form 10-K/A
period 1998-12-31
EMCON
filed 1999-04-29
CIK 819977

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

   Registrant's telephone number, including area code              650/375-1522

 Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
            Title of each class                             on which registered
                  None                                            None

 Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted by the National Association of Securities Dealers' Automated Quotation System on March 1, 1999, was $15,912,358. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 26, 1999 was 8,317,649.

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned Registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to read in its entirety as follows:

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Directors

The directors of the company and their ages as of April 23, 1999 are as follows:

              Name                          Age                  Director Since

Douglas P. Crane (1) (2) (3) .......         70                       1992

Eugene M. Herson (1) ...............         56                       1985

Richard A. Peluso...................         53                       1996

Peter Vardy (1) (3) ................         68                       1994

Donald R. Kerstetter (2) (3) .......         67                       1995

Dr. Franklin J. Agardy (2) .........         66                       1998

----------------------------------------
(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee

Executive Officers

The executive officers of the Company as of March 19, 1999, are as follows:

Name                                   Age       Positions with the Company
Eugene M. Herson..............          56       President, Chief Executive
                                                 Officer and Director

R. Michael Momboisse..........          41       Chief Financial Officer, Vice
                                                 President - Legal and Secretary
Richard A. Peluso.............          52       Vice President and Director

Vincent Franceschi............          40       Vice President

Patrick Gillespie.............          42       Vice President

John Kinsella.................          43       Vice President

Gary McEntee..................          42       Vice President

Alan Ortiz....................          44       Vice President

Mark H. Shipps................          51       Vice President

Officers serve at the discretion of the Board. There are no family relationships among directors or executive officers of the Company.

         Douglas P. Crane has served as Chairman of the Board since July, 1995 and as a director of the Company since February 1992. Since February 1989, Mr. Crane has served as Chairman of CJM Associates, Inc., a management consulting firm. Mr. Crane currently serves as Chairman of the Board of Trustees of Cogswell Polytechnical College and as a Chairman of the Board of the Foundation for Educational Achievement.

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

         Richard A. Peluso has served as a Vice President of EMCON since the Company's acquisition of Wehran Envirotech, Inc. ("Wehran") in April 1994 and as a director since May 1996. Mr. Peluso also serves as Vice President in charge of EMCON's operations and construction division. From June 1972 to April 1994, Mr. Peluso served as a Senior Vice President of Wehran.

         Vincent Franceschi has served as the Area Operations Manager of the Southwest Area of the Company's Professional Services Division ("PSD") since April 1998 and a Vice President of the Company since May 1998. From January 1994 to December 1997, Mr. Franceschi served in a variety of roles for Vectra Technologies, Inc., a nuclear waste technology and services company, including President and Chief Operating Officer from April 1997 to December 1999 and Vice President and General Manager from January 1994 to March 1997.

         Patrick Gillespie has served as a Vice President of the Company since May 1998. Mr. Gillespie has served in a number of roles with the Company including Area Operations Manager of the North region of the PSD since April 1994.

         John Kinsella has served as the Area Operations Manager of the Northeast Areas of the PSD since April 1998 and a Vice President of the Company since May 1998. From January 1992 to April 1998, Mr. Kinsella served as a Vice President of SCS Engineers, an environmental consulting firm.

         Gary O. McEntee has served as Vice President in charge of business development since February 1997. From April 1994 to February 1997 Mr. McEntee served in a number of operating roles including manager of the Company's Northeast and East Consulting areas. Prior to April 1994, Mr. McEntee served as the Chief Operating Officer of Wehran.

         Alan Ortiz has served as the Area Operations Manager of the South Area of the Professional Services Division since September 1996 and as a Vice President of the Company since May 1998. From September 1995 to September 1996, Mr. Ortiz was a Senior Manager with KPMG Peat Marwick Consulting. From October 1991 to August 1995, Mr. Ortiz served as a Vice President of Golder Associates, a consulting engineering firm.

         Mark H. Shipps has served as a Vice President of the Company since May 1998. Mr. Shipps has also served as the President of the Company's wholly-owned subsidiary, Organic Waste Technologies, Inc. since 1990.

         Dr. Franklin J. Agardy has served as a director of the Company since May 1998. Dr. Agardy has served as President of Forensic Management Associates, Inc., a forensic management consulting company specializing in environmental matters since December 1988. From December 1988 to June 1990, Dr. Agardy also served as Chairman and Chief Executive Officer of In-Process Technology, Inc., a manufacturer of specialized air pollution control devices. Dr. Agardy also served as a member of the board of directors of Thermatrix, Inc., the successor to In-Process Technology, Inc., until April, 1996. Dr. Agardy is also a former Professor of Civil and Environmental Engineering at San Jose State University, where he served from 1962 through September 1971.

         Donald R. Kerstetter has served as a director of the Company since May, 1994. Mr. Kerstetter served as President of ET Environmental Corporation ("ET"), EMCON's 50/50 joint venture with Turner Construction Company ("Turner") from May 1994 through December 1997. Mr. Kerstetter retired in 1996 from his position as an Executive Vice President of Turner, where he was an employee since 1956 and served as an officer since March 1976.
         Peter Vardy has served as a director since July 1994. Mr. Vardy has served as Managing Director of Peter Vardy & Associates, an international environmental consulting firm, since June 1990. From April 1973 through May 1990, Mr. Vardy served as a Vice President of Waste Management, Inc./WMX Technologies, Inc., a waste management services company. Mr. Vardy currently serves on the Board of Directors of Stericycle, Inc., a provider of regulated medical waste management services.

Item 11.          Executive Compensation

         The following table provides certain summary information concerning the compensation paid or accrued by the Company and its subsidiaries for the fiscal years ended December 31, 1996, and 1997, and 1998 to or on behalf of the Company's Chief Executive Officer and each of the four other highly compensated executive officers of the Company (hereinafter referred to as the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                               Annual Compensation                      Awards
                                                                                ----------------------
                                                                              Restricted                    All Other
                                                                                   Stock         Shares       Compen-
                                                                                Award(s)     Underlying       sation
Name and Principal Position                Year    Salary ($)    Bonus ($)           ($)        Options        ($)(1)
---------------------------------------------------------------------------------------------------------------------

Eugene M. Herson                           1998      $240,800            0             0         35,000    $70,345(2)
President and Chief Executive Officer      1997      $200,000            0             0         50,000    $10,345(3)
                                           1996      $203,927      $20,000             0              0    $14,845(4)

R. Michael Momboisse                       1998      $205,400            0             0         30,000    $57,500(2)
Chief Financial Officer,                   1997      $174,808            0             0         40,000     $7,500(3)
Vice President - Legal and Secretary       1996      $141,057      $18,000             0              0    $11,839(4)

Richard A. Peluso                          1998      $180,400            0             0         30,000    $50,000(2)
Vice President                             1997      $178,365            0             0         25,000          0
                                           1996      $161,158            0             0              0     $4,500(4)

Mark H. Shipps (5)                         1998      $161,212      $30,000             0         25,000    $50,000(2)
Vice President                             1997             -            -             -              -             -
                                           1996             -            -             -              -             -

Patrick Gillespie (5)                      1998      $145,400      $50,000             0         10,000    $40,000(2)
Vice President                             1997             -            -             -              -             -
                                           1996             -            -             -              -             -

(1) The Company maintains a salary continuation plan ("Salary Continuation Plan") pursuant to which the Company has entered into contracts with Messrs. Herson, and Momboisse entitling them to receive payments over various ten-year periods, 60% of which represent salary continuation payments and 40% of which represent compensation for their agreement not to compete with the Company. Salary continuation payments are financed through premiums paid by the Company on life insurance policies, the cash surrender values of which are used to fund the Company's obligations under the Salary Continuation component ("Salary Continuation Premiums"). In general, 50% of the total benefits vest at the end of the fifth year of participation in the Salary Continuation Plan and the remainder vests in equal annual installments at the end of each of years six through ten. Under the Salary Continuation Plan, Mr. Herson will receive payments aggregating $3,000 per month from November 2000 to October 2010, plus an additional $4,500 per month from November 2004 to October 2014. Mr. Momboisse will receive payments aggregating $1,000 per month from January 2003 to December 2012, plus an additional $2,000 per month from November 2004 to October 2013, plus an additional $1,000 per month from November 2006 to October 2015 and $1,000 per month from July 2007 to June 2016. Payments to a participant under the Salary Continuation Plan commence earlier upon the earlier of: (i) the death as permanent disability of the participant or (ii) termination of the participant's employment from the Company.

       (2) Consists of (i) Salary Continuation Premiums on behalf of Messrs. Herson and Momboisse of $10,345 and $7,500 respectively, and (ii) contribution by the Company on behalf of Messrs. Herson, Momboisse, Peluso, Shipps and Gillespie under the EMCON Deferred Compensation Plan (vesting over a four year period) in the amounts of $60,000, $50,000, $50,000, $50,000 and $40,000, respectively.

       (3) Consists of (i) Salary Continuation Premiums on behalf of Messrs. Herson and Momboisse of $10,345, and $7,500 respectively.

       (4) Consists of Salary Continuation Premiums on behalf of Messrs. Herson and Momboisse of $10,395 and $7,500, respectively, and (ii) matching contributions by the Company under the EMCON Shared Savings and Profit Sharing Plan (the "401(k) Plan") in the amount of $4,500 on behalf of Mr. Herson, $4,339 on behalf of Mr. Momboisse, and $4,500 on behalf of Mr. Peluso.

       (5) Messrs. Shipps and Gillespie became executive officers of the Company in May 1998.

Stock Option Grants

         The following table contains information concerning the grant of options to purchase the Company's common stock to the named executive officers in 1998:


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants in 1998



                                               % of Total                                Potential  Realizable Value at
                                                  Options                                Assumed  Annual Rates of Stock
                                               Granted to      Exercise                  Price  Appreciation for Option
                                   Options      Employees       or Base                  Term (2)
                                   Granted      in Fiscal         Price    Expiration    ______________________________
Name                                (#)(1)           Year        ($/SH)       Date           5% ($)            (10% ($)
----                                ------           ----        ------       ----           ------            --------

Eugene M. Herson                    35,000           6.9%        $2.688        11/28/03      $25,900            $57,467

R. Michael Momboisse                30,000           5.9%        $2.688        11/28/03      $22,200            $49,232

Richard A. Peluso                   30,000           5.9%        $2.688        11/28/03      $22,200            $49,232

Mark H. Shipps                      25,000           4.9%        $2.688        11/28/03      $18,500            $41,026

Patrick Gillespie                   10,000           2.0%        $2.688        11/28/03      $ 7,400            $16,411


(1) The options become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, so long as employment with the Company or one of its subsidiaries continues. The Board of Directors retains discretion to modify the terms, including the exercise price, of outstanding options. In that regard, in the event of a change of control of the Company, the Board, in its sole discretion, may either accelerate the
     vesting  of   outstanding   options  or  provide  for  the   assumption  or
     substitution of such options by the successor company. (See also "Employment Contracts and Termination of Employment Arrangements.")

(2) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option-holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of stock purchased at the exercise price of $2.688 in 1998 would yield profits of $0.74 per share at 5% appreciation over 5 years or $1.64 per share at 10% appreciation over the same period.

Stock Option Exercises and Year-End Holdings

         The following table provides information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:


                            YEAR-END OPTION VALUES(1)

                               Number of Unexercised             Value of Unexercised
                                 Options at 12/31/98       In-the-Money Options at 12/31/98
                                                                          (2)

Name                        Exercisable    Unexercisable     Exercisable       Unexercisable

Eugene M. Herson               175,000            85,000              0             $17,500

R. Michael Momboisse            75,750            66,250              0             $15,000

Richard A. Peluso               57,500            55,000              0             $15,000

Mark H. Shipps                  12,500            67,500              0             $12,500

Patrick Gillespie               10,000            70,000              0              $5,000
-------------------------------------------

(1) None of the named executive officers exercised options in fiscal 1998.

(2) Based on the closing sales price of the  Company's  common stock on December
31, 1998 of $3.188.

Employment Contracts and Termination of Employment Arrangements

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

         Patrick Gillespie is employed as a Vice President of EMCON under an Employment Agreement expiring in January 2002. During the term of the agreement, Mr. Gillespie can be removed only for cause. In the event he is terminated other than for cause, he will be entitled to severance benefits equal to the full compensation payable to him over the remaining term of the agreement.

         The Company has adopted an internal policy pursuant to which executive officers of the Company are entitled to receive up to 12 months of severance and full vesting of any unvested benefits in the event their employment is involuntarily terminated (including voluntary termination following a demotion or to avoid a mandatory relocation) following a change of control of the Company. For these purposes, a change of control is defined as a change of ownership of the Company where the shareholders of the Company, before the event, hold less than 70% of the voting stock of the Company after the event.

         See also footnote 1 to the SUMMARY COMPENSATION TABLE for a discussion of the Salary Continuation Plan and each named executive officer's participation in such plan.

Director Compensation

         During the last fiscal year, the Company paid each non-employee director a retainer of $1,000 per month. In addition, under the Company's 1998
Stock Option Plan (the "1998 Option Plan") each non-employee director is automatically granted, effective upon completion of each annual shareholders' meeting, a nonstatutory stock option to purchase 2,000 shares of the Company's
Common Stock at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, based on the closing price of the Company's shares on the NASDAQ National Market. Such options become fully vested and exercisable on the first day of January following the date of grant, subject to the optionee's continued service as a director up to and as of that date, and remain exercisable until ten years from the date of grant, subject to earlier termination (i) two years after the individual ceases to be a director or (ii) upon a transfer of control of the Company. No other directors of the Company are compensated for their services as members of the Board. From time to time, non-employee directors will serve as consultants to the Company with respect to special matters within their areas of expertise, for which they are paid consulting fees. During 1998, Messrs. Crane and Vardy were paid additional consulting fees of $7,000 and $8,000, respectively.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the last fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with by such persons.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table contains information as of February 28, 1999 regarding the ownership of the Common Stock of the company by (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) each named executive officer, and (iv) all executive officers and directors of the Company as a group:

                                                                       Number of Shares
              Name and Address                                     Beneficially Owned (1)                    Percent (1)
------------------------------------------------              --------------------------------            -----------------
     Franklin Resources, Inc. (2)                                        1,125,400                             13.5%
         901 Mariners Island Blvd., 6th Floor
         San Mateo, CA  94404

     Grace & White, Inc. (3)                                             1,024,600                             12.3%
         515 Madison Avenue, Suite 1700
         New York, NY   10022

     T. Rowe Price Associates, Inc. (4)                                    715,000                              8.6%
         100 E. Pratt Street
         Baltimore, MD  21202

     Dimensional Fund Advisors, Inc. (5)                                   540,300                              6.5%
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA  90401

     Eugene M. Herson (6)                                                  247,854                              2.9%

     Richard A. Peluso (6)                                                 146,485                              1.7%

     R. Michael Momboisse (6)                                               91,288                              1.1%

     Peter Vardy (6)                                                        25,000                              *

     Douglas P. Crane (6)                                                   19,000                              *

     Mark H. Shipps (6)                                                     17,500                              *

     Patrick Gillespie (6)                                                  16,751                              *

     Donald R. Kerstetter (6)                                               10,000                              *

     Franklin J. Agardy (6)                                                  2,000                              *

     All executive officers and directors as a group (13 persons) (6)      619,076                                7.1%
-----------------------------------------------
* Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days of February 28, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

(3) As reported in a Schedule 13G amendment filed on February 18, 1999 by Grace & White, Inc. ("G&W"). Includes 28,000 shares as to which G&W has sole voting power and $1,024,600 shares as to which G&W has sole dispositive power.

(4) As reported in a Schedule 13G amendment filed jointly on February 12, 1999 by T. Rowe Price Associates, Inc. ("Price Associates") and T. Rowe Price Small Cap Value Fund, Inc. ("Price Small Cap Value"). These securities are owned by various individual and institutional investors including Price Small Cap Value (which owns 715,000 shares) which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5) As reported in a Schedule 13G amendment filed on February 11, 1999 by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and services as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the EMCON shares owned by the Portfolios. All such securities are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.

(6) Includes the following numbers of shares of the Company's Common Stock subject to outstanding options which are exercisable within 60 days of February 28, 1999: Eugene M. Herson, 187,500; Richard A. Peluso, 63,750;
       R. Michael Momboisse, 85,750; Peter Vardy, 8,000; Mark H. Shipps, 17,500; Patrick Gillespie, 15,000; Douglas P. Crane, 10,000; Donald R. Kerstetter, 8,000; Franklin J. Agardy, 2,000; and all executive officers and directors as a group 423,750.

Item 13.      Certain Relationships and Related Transactions

     Not applicable

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 28, 1999                 EMCON


                                       By: /s/ R. Michael Momboisse
                                       R. Michael Momboisse
                                       Chief Financial Officer, Vice President -
                                         Legal and Secretary6