Form 10-Q
period 1999-04-02
EMCON
filed 1999-05-11
CIK 819977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

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

8,340,669 shares of Common Stock Issued and Outstanding as of May 10, 1999.

                                      EMCON
                                      INDEX
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 2, 1999




                                                                          Page
                                                                         Number
                                                                         ------

FACING SHEET.....................................................           1

TABLE OF CONTENTS................................................           2

PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998..........           3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 1999 and 1998....           4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998....           5

                  Notes to Consolidated Financial Statements....           6

        Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations................................          12

PART II.   OTHER INFORMATION....................................          15

Signatures......................................................          16

Index to Exhibits...............................................          17



EMCON
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,      December 31,
                                                                                          1999             1998
(In thousands, except share amounts)                                                   (Unaudited)       (Audited)
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                             $  1,048         $  2,677
Accounts receivable:
    Billed accounts receivable, net of allowance for doubtful accounts
      of $794 and $737 at March 31, 1999 and December 31, 1998 respectively             25,368           32,683
    Unbilled accounts receivable, net of allowance for doubtful accounts
      of $326 and $801 at March 31, 1999 and December 31, 1998, respectively             6,518            6,664
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                                3,584            2,511
Prepaid expenses and other current assets                                                4,275            2,876
Inventory                                                                                3,145            2,630
Deferred taxes, current portion                                                          3,434            3,434
                                                                                       -------          -------
    Total Current Assets                                                                47,372           53,475
Net property and equipment, at cost                                                     16,707           16,519
Notes receivable                                                                         2,623            2,724
Cash surrender value of insurance policies                                               4,074            3,466
Other assets                                                                             3,281            2,971
Deferred tax assets                                                                      1,032            1,032
Goodwill, net of amortization                                                           14,845           14,850
Other intangible assets, net of amortization                                               835              852
                                                                                      --------        ---------
    Total Assets                                                                       $90,769          $95,889
                                                                                       =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable - short term line of credit                                              $ 2,712          $    --
Accounts payable                                                                         6,300           10,711
Accrued payroll and related benefits                                                     4,913            5,335
Other accrued liabilities                                                                2,737            4,347
Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                             2,188            2,598
Long-term obligations due within one year                                                1,969            2,177
                                                                                       -------        ---------
    Total Current Liabilities                                                           20,819           25,168
Long-term debt                                                                           8,685            9,400
 Other noncurrent obligations                                                            2,443            2,184
Commitments and contingencies                                                               --               --
Shareholders' Equity:
Preferred stock, no par value, 5,000,000 shares authorized;
    no shares issued or outstanding                                                         --               --
Common stock, no par value, 15,000,000 shares authorized;
    8,339,869 and 8,315,399 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively                                  41,711           41,628
Retained earnings                                                                       17,111           17,509
                                                                                       -------          -------
    Total Shareholders' Equity                                                          58,822           59,137
                                                                                        ------          -------
    Total Liabilities and Shareholders' Equity                                         $90,769          $95,889
                                                                                       =======          =======
See accompanying notes.





EMCON
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                               March 31,
                                                                                              (Unaudited)
                                                                                   ----------------------------------
(In thousands, except per share amounts)                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------

Gross revenue                                                                           $30,226           $28,779
Outside services at cost                                                                  4,058             2,957
                                                                                        -------           -------

         Net revenue                                                                    $26,168            25,822

Costs and expenses:
     Direct expenses                                                                     13,477            13,822
     Indirect expenses                                                                   13,239            11,857
                                                                                        -------           -------

         Income (loss) from operations                                                     (548)              143

Interest income                                                                             (92)             (168)
Interest expense                                                                            337               293
Equity in income of affiliates                                                              (41)              (15)
Minority interest (income) expense                                                           11               (22)
                                                                                        -------           -------

Income (loss) before provision (benefit) for income taxes                                  (763)               55
Provision (benefit) for income taxes                                                       (378)               35
                                                                                        -------           -------

Net income (loss)                                                                       $  (385)          $    20
                                                                                        =======           =======

Basic earnings (loss) per share                                                         $ (0.05)          $  0.00
                                                                                        =======           =======

Diluted earnings per share                                                                  N/A           $  0.00
                                                                                        =======           =======

Shares used in computing basic earnings (loss) per share                                  8,318             8,573
                                                                                        =======           =======

Shares used in computing diluted earnings per share                                         N/A             8,827
                                                                                        -------           =======


EMCON
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                          Three months ended
                                                                                              March 31,
                                                                                             (Unaudited)
                                                                                    -------------------------------
Increase (decrease) in cash and cash equivalents (in thousands)                          1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                                        $ (385)         $   20
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
   Depreciation                                                                             963             967
   Amortization                                                                             177             153
   Bad debt expense                                                                          99              73
   Loss (gain) on sale/disposal of property and equipment                                    33            (257)
   Increase in salary continuation plan                                                      43              40
   Changes in operating assets and liabilities:
       Accounts receivable                                                                7,362           5,183
       Costs and estimated earnings in excess of billings on uncompleted contracts       (1,073)         (1,523)
       Inventory                                                                           (515)           (465)
       Prepaid expenses and other assets                                                 (1,442)            252
       Notes receivable                                                                     101             385
       Cash surrender value, insurance policies                                            (608)            (20)
       Other assets                                                                        (310)           (268)
       Notes payable - short term revolver                                                2,712              --
       Accounts payable                                                                  (4,486)         (3,173)
       Accrued payroll and related benefits                                                (422)            306
       Billings in excess of costs and estimated earnings on uncompleted projects          (410)             53
       Other accrued liabilities                                                         (1,351)            275
-------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                         488           2,001
-------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Additions to property and equipment                                                   (1,219)           (395)
   Additional payout related to acquisitions                                                 (5)             --
   Proceeds from sale of property and equipment                                              35             346
-------------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                                         (1,189)            (49)
-------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Payments of current and long term portion of debt                                       (923)           (706)
   Issuance of common stock for cash, net of cancellations                                    8               9
   Dividend payments                                                                        (13)             (5)
-------------------------------------------------------------------------------------------------------------------

          Net cash used for financing activities                                           (928)           (702)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         (1,629)          1,250
Cash and cash equivalents, beginning of year                                              2,677           6,106
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                   $1,048          $7,356
-------------------------------------------------------------------------------------------------------------------
See accompanying notes.


                                      EMCON

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

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

     These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements as of and for the fiscal year ended December 31, 1998.

2.   Restructuring Charges

     In the fourth quarter of 1996, senior management reviewed the Company's operational and administrative functions for the purpose of further improving the Company's competitiveness and overall profitability. Based on this review, the Company's Board of Directors approved a strategic restructuring plan to reposition the Company to fully exploit its core strengths in engineering, design, construction, operations and maintenance. The plan included closure or downsizing of underperforming offices, write-off of employment contracts for former employees no longer participating in the Company's affairs and employee severance. During the quarter ended March 31, 1999, $16,000 relating to the restructuring were incurred and charged against the established reserve. At March 31, 1999, $377,000 of accrued restructuring costs have been incurred and $265,000 remains in other accrued liabilities, which includes present value adjustments during 1999 of $6,000.

3.   Acquisition

     On December 4, 1998, Organic Waste Technologies, Inc. ("OWT"), a wholly-owned subsidiary of EMCON, acquired all of the outstanding capital stock of Western Industrial Resources Corporation ("WI"), an industrial maintenance outsourcing firm based in Arizona. The Company purchased WI for $155,000 in cash and assumed liabilities in excess of assets acquired of $103,000. The transaction was accounted for as a purchase. Goodwill of approximately $258,000 is being amortized over ten years using the straight-line method. Accumulated amortization at March 31, 1999, was approximately $7,000. Additional consideration may be paid for the purchase of WI subject to the achievement of predetermined operating performance goals over the next three years. The acquisition would not have had a material affect on consolidated net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

     On April 3, 1998, EMCON acquired all the outstanding capital stock of Advanced Analytical Solutions, Inc. ("A2S"), a provider of alternative dispute resolution, cost allocation, cost recovery, and litigation support services primarily for Superfund projects. A2S has offices in Denver,

     Colorado and Philadelphia, Pennsylvania. The Company purchased A2S for $593,000 in stock and $601,000 in cash and direct acquisition costs. The transaction was accounted for as a purchase. Goodwill of approximately $1,300,000 is being amortized over twenty years using the straight line method. Accumulated amortization at March 31, 1999, was approximately $58,000. Included in goodwill, is additional consideration of $150,000 in stock (22,220 shares) and cash payments ($75,000) that was earned during the twelve months ended March 31, 1999, and paid in April, 1999, as a result of A2S attaining certain predetermined operating performance goals. Additional consideration may be paid for the purchase of A2S subject to the achievement of certain earnout goals over the next year, to be measured as of March, 2000. This acquisition would not have had a material effect on consolidated net revenue, net income, or earnings per share, had it been effective at January 1, 1998.

     Effective May 1, 1997, OWT acquired all of the outstanding equity interest in National Earth Products, Inc. ("NEP"), a Lancaster, Pennsylvania-based company with significant expertise in landfill civil construction and related soils processing. NEP was acquired for $933,000 in cash and the issuance of EMCON's convertible promissory notes in the aggregate principal amount of $800,000. Approximately 50% of the convertible notes are due on May 1, 2000, with the balance due on May 1, 2002. The indebtedness bears interest at the rate of 8% per annum and is convertible into EMCON common stock at a conversion price of $6.50 per share. The transaction was accounted for as a purchase. Specifically identifiable intangible assets and goodwill of approximately $1,606,000 resulting from this acquisition are being amortized over twenty-five years using the straight line method. Accumulated amortization as of March 31, 1999, was approximately $118,000. Included in goodwill is an additional $125,000 cash payment made to the former NEP shareholders in May, 1998 and a $5,000 adjustment made in March, 1999 as a result of NEP attaining certain predetermined operating performance goals following its acquisition. Additional consideration may be paid for the purchase of NEP subject to the achievement of certain earn out goals to be measured over the twelve-month period ending April, 1999.

4.   Credit Agreement

     In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The line of credit component of the Credit Agreement was extended until August 31, 1999 at an available credit limit of $5,000,000. The failure to achieve profitability in the first quarter of 1999 was waived by the bank as part of the above-noted line extension. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The
     Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. Amounts outstanding as of March 31, 1999, were $3,071,000 and $2,712,000 for the term loan and the line of credit, respectively.

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


6.  Earnings (Loss) Per Share
 -------------------------------------------------------------------------------------------------------------------
                                                                                              Three months ended
                                                                                                     March 31,
                                                                                          --------------------------
 (In thousands, except for earnings (loss) per share)                                             1999         1998
 -------------------------------------------------------------------------------------------------------------------
 Numerator:
 Net income (loss)                                                                            $ (385)       $  20
                                                                                              ------        -----
 Numerator for basic earnings (loss) per share -
     income (loss) available to common stockholders                                             (385)          20
 Effect of dilutive securities:
     8% convertible debentures                                                                 N/A(1)        N/A(1)
                                                                                              ------        -----
 Numerator for diluted earnings per share -
     income available to common stockholders
     after assumed conversions                                                                   N/A           20
                                                                                              ======        =====
 Denominator:
 Denominator for basic earnings (loss) per share -
      weighted-average shares                                                                  8,318        8,573
 Effect of dilutive securities:
      Employee stock options                                                                      --          254
      8% convertible debentures                                                                N/A(1)       N/A(1)
 Dilutive potential common shares
 Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed                                                --        8,827
      conversions                                                                             ======        =====

 Basic earnings (loss) per share                                                              $(0.05)       $0.00
                                                                                              ======        =====
 Diluted earnings per share                                                                   $   --        $0.00
                                                                                              ======        =====
 ------------------------------------------------------------------------------------------------------------------
  (1)Excluded  from  the  above  reconciliations   were   approximately  269,000
     shares of  common  stock  that may be issued at $6.50 per share to  convert
     $1,747,000 of indebtedness to certain senior management of OWT because they were  antidilutive  at March 31, 1999.  Conversion  of debt,  if it occurs, would be within ninety days after November 30, 2001. Also excluded from the above  reconciliations  were  approximately  123,000 shares of common stock that may be issued at $6.50 per share to convert  $800,000 of  indebtedness to certain senior management of NEP because they were antidilutive at March
     31, 1999.  Conversion of debt,  if it occurs,  would be 50% at May 1, 2000, and 50% at May 1, 2002.

7.   Other

     The Company operates under to a fifty-two/fifty-three week fiscal year which will result in a fifty-two week year in 1999. The Company's year end falls on the Friday closest to the last day of the calendar year. The Company also follows a five-four-four week quarterly cycle. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar or quarterly calendar period.

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



        Segment Information
        -----------------------------------------------------------------------------------------------------------------
        (Three months ended March 31, 1999)                             PSD            EOC           Other         Total
        -----------------------------------------------------------------------------------------------------------------
        Gross revenues from:
             External customers                                      $20,231       $ 9,995          $   --        $30,226
             Intersegment revenues                                       623           570              --          1,193
        Outside services from:
             External subcontractors                                   3,903           155              --          4,058
             Intersegment services                                       637           552              --          1,189
        Net revenues                                                  16,314         9,858              (4)        26,168
        Depreciation expense                                             454           404             105            963
        Amortization expense                                              --            23             154            177
        Segment operating profit (loss) before allocations             1,345          (122)             --          1,223
        Segment operating profit (loss) after allocations                 91          (772)            133           (548)
        Segment assets(1)
             Accounts receivable, net                                $24,387        $ 7,499          $  --        $31,886
        -----------------------------------------------------------------------------------------------------------------
        (Three months ended March 31, 1998)                             PSD            EOC           Other         Total
        -----------------------------------------------------------------------------------------------------------------
        Gross revenues from:
             External customers                                      $18,047        $10,732          $  --        $28,779
             Intersegment revenues                                       197            524             --            721
        Outside services from:
             External subcontractors                                   2,872             85             --          2,957
             Intersegment services                                       572            151             --            723
        Net revenues                                                  14,800         11,020              2         25,822
        Depreciation expense                                             553            343             71            967
        Amortization expense                                              --             15            138            153
        Segment operating profit before allocations(2)                   765            807             --          1,572
        Segment operating profit (loss) after                           (277)           361             59            143
        allocations(2)
        Segment assets(1)
             Accounts receivable, net                                $21,215        $10,252          $  --        $31,467
        (1)The Company reviews its consolidated balance sheet and reviews only accounts receivable on a segment basis.
        (2)Allocation amounts in 1998 were restated to conform to the 1999 presentation.


        -----------------------------------------------------------------------------------------------------------------

        Three months ended March 31,                                                                   1999         1998
        -----------------------------------------------------------------------------------------------------------------
        Revenues
        Total external revenues for reportable segments                                             $30,226      $28,779
        Intersegment revenues for reportable segments                                                 1,193          721
        Elimination of intersegment revenues                                                        (1,193)         (721)
                                                                                                    -------      -------
             Total gross consolidated revenues                                                       30,226       28,779
        Less outside services                                                                         4,058        2,957
                                                                                                    -------      -------
              Total net revenue                                                                     $26,168      $25,822
        -----------------------------------------------------------------------------------------------------------------
        Profit or Loss
        Total operating profit for reportable segments before allocations                            $1,223       $1,572
        Overhead allocations expense                                                                 (1,904)      (1,488)
        Unallocated overhead                                                                            133           59
                                                                                                     ------       ------
              Total operating profit (loss) after allocations                                          (548)         143
        Interest income                                                                                  92          168
        Interest expense                                                                               (337)        (293)
        Equity earnings                                                                                  41           15
        Minority interest                                                                               (11)          22
                                                                                                     ------       ------
             Income (loss) before income taxes                                                        ($763)         $ 55
        -----------------------------------------------------------------------------------------------------------------


        March 31,                                                                                      1999         1998
        -----------------------------------------------------------------------------------------------------------------
        Assets
        Accounts receivable for reportable segments                                                $31,886      $31,467
        Other current assets                                                                        15,486       19,644
        Net property and equipment at cost                                                          16,707       15,521
        Goodwill, net of amortization                                                               14,845       13,778
        Other assets                                                                                11,845        9,444
                                                                                              -     ------   ---  -----
             Total consolidated assets                                                             $90,769      $89,854
        -----------------------------------------------------------------------------------------------------------------


                                      EMCON

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

Net Revenue. Net revenue for the first quarter of 1999 totaled $26,168,000, a 1.3% increase from $25,822,000 for the first quarter of 1998. The increase in net revenue was primarily due to a 10.2% increase in net revenue from EMCON's Professional Services (PSD) reportable segment as the demand for its services continued to improve. This was offset by a 10.5% decrease in net revenue from the Operations and Constructions reportable segment (EOC) due to project delays and difficult weather conditions.

Direct Expenses. Direct expenses include compensation for billable hours for technical and professional staff and other project related expenses, as well as direct labor and materials for in-house testing and construction activities. Direct expenses for the first quarter of 1999 totaled $13,477,000, a 2.5% decrease from $13,822,000 during the first quarter of 1998. As a percentage of net revenue, direct expenses as reported decreased from 53.5% in the first quarter of 1998 to 51.5% in the first quarter of 1999. The decrease was due in part to a modest shift in business mix resulting from the improvement in the PSD reportable segment.

Indirect Expenses. Indirect expenses include salary compensation for non-billable hours for professional, technical and administrative staff and general administrative expenses such as rent, bonuses, benefits, insurance, legal, depreciation and amortization. Indirect expenses for the first quarter of 1999 totaled $13,239,000, a 11.7% increase from indirect expenses of $11,857,000 during the first quarter of 1998. As a percentage of net revenue, indirect expenses increased from 45.9% in the first quarter of 1998 to 50.6% in the first quarter of 1999. The increase was due in part to the above-noted shift in business mix and the increase in down time for EOC construction crews during the winter months.

Income (Loss) From Operations. Loss from operations for the first quarter of 1999 was ($548,000) compared to income from operations of $143,000 during the comparable period last year.

Interest Income. The Company recorded interest income of $92,000 in the first quarter of 1999 compared to $168,000 in the first quarter of 1998.

Interest Expense. The Company incurred interest expense of $337,000 in the first quarter of 1999 compared to $293,000 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company's uses of cash for non-operating activities primarily consisted of repayment of debt in the amount of $923,000 and additions to property and equipment in the amount of $1,219,000; mainly computers, field equipment and LES units. This was offset by net cash provided by operating activities during the period of $488,000.

In conjunction with the acquisition of OWT, the Company entered into a $20,000,000 secured credit agreement with its existing commercial bank, replacing its previous $10,000,000 unsecured line of credit. Under the new agreement, the Company borrowed $10,000,000 on a term loan basis with interest at a managed rate not to exceed the prime rate. Principal is to be amortized over seven years, but with any unpaid amount finally due and payable on June 30, 2001. In April 1997, following the infusion of cash upon the sale of CAS, the Company prepaid, on an accelerated basis, $3,000,000 of the then outstanding principal balance of the term loan. The line of credit component of the Credit Agreement was extended until August 31, 1999 at an available credit limit of $5,000,000. The failure to achieve profitability in the first quarter of 1999 was waived by the bank as part of the above-noted line extension. The Company expects to renew the line of credit component of the Credit Agreement prior to its expiration. The Credit Agreement contains provisions with respect to the payment of dividends and the level of capital expenditures and requires the maintenance of specific levels of working capital, tangible net worth and continued quarterly profitability. Amounts outstanding as of March 31, 1999, were $3,071,000 and $2,712,000 for the term loan and the line of credit, respectively.

The Company believes that its cash on hand and cash generated from operations, together with its available bank financing will be sufficient to meet the Company's capital needs for at least the next twelve months.

YEAR 2000

Impact of Year 2000. The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define applicable years. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's State of Readiness. During 1998, the Company began testing its internal systems for Y2K compliance and completed the testing phase during the first quarter of 1999. Survey letters to third parties, vendors/suppliers, and customers that management believe could have a material effect to its business, were sent during the first quarter to ascertain if and when they would be Y2K compliant. The information supplied by these third parties is being entered into a database and reviewed by the Company's IT Department and business managers to determine whether there are any potential issues. As issues are identified during the second quarter of 1999, senior management will determine their potential impact to the Company's business and develop action plans accordingly.

The Cost to Address the Company's Year 2000 Issues. Budgets for the Company's internal computer, network, phone and related system needs were completed in the fourth quarter of 1998. At the close of the first quarter, ended March 31, 1999, the original budgeted costs to bring these systems into Y2K compliance of approximately $1,850,000 is still on target. The costs consist primarily of software updates, computer replacement, telephone system changes and other costs, including disposition of assets, and outside consulting. The majority of these costs are being incurred in the ordinary course of business as part of EMCON's normal replacement/upgrade program for its computer, network, telephone and related systems. In the first quarter, the Company spent 38% of its total budget versus the planned 40%. It is expected that 37%, 20%, and 5% of the total budget of $1,850,000 will be incurred in the second, third and fourth quarters of 1999, respectively. Approximately $1,000,000 of the $1,850,000 estimated costs will be financed through multi-year operating leases. The costs of the project and the dates on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events.

The Company believes it will be able to test and remedy the majority of any Y2K issues utilizing its existing IT staff with minimal use of outside consultants.

The Risks of the Company's Year 2000 Issues. The Company does not expect the Y2K project to have a significant effect on operations. At this time, the Company believes that any internal Y2K issues can be resolved prior to the year 2000. The potential impact of Y2K issues on the Company's two reporting segments, the PSD and EOC is expected to be somewhat different. PSD, a consulting operation, has less exposure due to the professional services nature of its business. A portion of EOC's revenues, however, involve the use of sophisticated equipment which at this time, based on extensive testing, the Company believes to be Y2K compliant. To-date, the Company has not received from its vendors, any indication that the Company would not be able to receive necessary supplies for its construction or fabrication processes.

The Company's Contingency Plans. The Company has not established a contingency plan to address unexpected failures due to Y2K problems. Having substantially completed all internal testing of systems, the Company has not found cause to establish a comprehensive contingency plan. The Company will continue to evaluate the status of its internal testing and the information supplied by its vendors and customers though June, 1999, and determine whether such a plan is necessary.

                                      EMCON

                            PART II OTHER INFORMATION

Items 1. - 4.     Not applicable.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports

      (a)         Exhibits - See Index to Exhibits on Page 15

      (b) Reports on Form 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                      EMCON


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 10, 1999                    EMCON


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

     2.3       Acquisition  Agreement  between EMCON and its            *
               wholly owned  subsidiary,  Monterey  Landfill
               Gas Corporation,  and Biomass Energy Partners
               V, L.P., dated March 6, 1997, incorporated by
               reference  from  Exhibit  10.22  of the  1996
               10-K.

     2.4       Stock Purchase  Agreement dated April 4, 1997            *
               among   Registrant,    Columbia    Analytical
               Services,  Inc.  (`CAS"),  Northwest Trust as
               trustee of the CAS Employee  Stock  Ownership
               Trust and certain senior management employees
               of  CAS,   incorporated   by  reference  from
               Exhibit  2.4  of the  Registrant's  Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (the "March 1997 10-Q").

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

     2.7       Stock  Purchase  Agreement  dated December 4,            *
               1998  by  and   among   Registrant,   Western
               Industrial Resources Corporation, and various affiliated parties, incorporated by reference from Exhibit 2.7 of the Annual Report on Form
               10-K for the Fiscal Year ended  December  31,
               1998 (the "1998 10-K").

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

     10.12     Eurodollar Rate Option Agreement  between The             *
               Bank of California, N.A. and Registrant dated
               February 29, 1996, incorporated by reference from Exhibit 10.5 of the March 1996 8-K.

     10.13     Fixed  Rate  Amortization   Option  Agreement             *
               between  The  Bank of  California,  N.A.  and
               Registrant    dated    February   29,   1996,
               incorporated by reference from Exhibit 10.6 of the March 1996 8-K.

     10.14     Note  Agreement  among the  Registrant,  OWT,             *
               and certain employees of OWT, incorporated by reference from Exhibit 10.1 of the March 1996
               8-K.

     10.15     Rescission and  Reformation  Agreement  dated             *
               effective  November 1, 1996 among EMCON, OWT,
               and certain employees of OWT, incorporated by
               reference  from  Exhibit  10.18  of the  1996
               10-K.

     10.16     New Note Agreement dated  effective  November             *
               1,  1996  among   EMCON,   OWT  and   certain
               employees of OWT, incorporated by reference from Exhibit 10.19 of the 1996 10-K.

     10.17     Second  Amendment to Credit  Agreement  dated             *
               effective  January  27,  1997 among EMCON and
               Union Bank of California, N.A. (formerly known as The Bank of California, N.A.), incorporated by reference from Exhibit 10.21 of the 1996 10-K.

     10.18     Third  Amendment  to Credit  Agreement  dated             *
               effective  March  27,  1997  among  EMCON and
               Union Bank of California, N.A. (formerly known as The Bank of California, N.A.), incorporated by reference from Exhibit 10.23 of the 1996 10-K.

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

                                                                    Sequentially
   Exhibit                                                            Numbered
   Number              INDEX TO EXHIBITS (Continued)                    Page
--------------                                                      ------------

     10.20     Lease Agreement dated April 4, 1997,  between              *
               EMCON and Columbia Analytical Services, Inc., incorporated by reference from Exhibit 10.23 of the March 1997 10-Q.

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

     10.22     Fourth  Amendment to Credit  Agreement  dated              *
               effective June 24, 1997 among EMCON and Union
               Bank of California, N.A., incorporated by reference from Exhibit 10.25 of the June 30, 1997 10-Q.

     10.23     Amended  and   Restated   Agreement   between              *(1)
               Eugene  M.   Herson  and   Registrant   dated
               November 3, 1997, incorporated by reference from Exhibit 10.26 of the 1997 10-K.

     10.24     Amended  and  Restated  Agreement  between R.              *(1)
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

     10.28     EMCON 1998 Stock Option Plan,  with  standard              *(1)
               form of  Incentive  Stock  Option  Agreement,
               Non-Statutory   Stock  Option  Agreement  and
               Non-Statutory Stock Option Agreement (outside
               Director  Option)  attached,  incorporated by
               reference   from   Exhibit   10.31   of   the
               Registrant's  Quarterly  Report  on Form 10-Q
               for the fiscal  quarter  ended June 30,  1998
               (the "June 30, 1998 10-Q").

     10.29     Sixth  Amendment  to Credit  Agreement  among              *(1)
               Registrant and Union Bank of California dated
               June 1, 1998,  incorporated by reference from
               Exhibit 10.32 of the June 30, 1998 10-Q.

                                                                    Sequentially
   Exhibit                                                           Numbered
   Number            INDEX TO EXHIBITS (Continued)                     Page
--------------                                                      ------------

     10.30     Seventh  Amendment to Credit  Agreement among              *
               Registrant and Union Bank of California dated
               August 31, 1998, incorporated by reference from Exhibit 10.33 of the September 30, 1998
               10-Q.

     10.31     Employment  Agreement between  Registrant and              *(1)
               Patrick Gillespie dated November 10, 1998, incorporated by reference from Exhibit 10.31 of the 1998 10-K.

     10.32     Employment  Agreement between  Registrant and              *(1)
               Gerard   Ridzon  dated   November  10,  1998,
               incorporated by reference from Exhibit 10.32 of the 1998 10-K.

     10.33     Amendment    1998-1    to   EMCON    Deferred              *(1)
               Compensation Plan dated November 12, 1998, incorporated by reference from Exhibit 10.33 of the 1998 10-K.

     10.34     Eighth  Amendment to Credit  Agreement  among              *
               Registrant and Union Bank of California dated
               November 30, 1998, incorporated by reference from Exhibit 10.34 of the 1998 10-K.

     10.35     Ninth  Amendment  to Credit  Agreement  among              *
               Registrant and Union Bank of California dated
               December 22, 1998, incorporated by reference from Exhibit 10.35 of the 1998 10-K.

     10.36     Tenth  Amendment  to Credit  Agreement  among              *
               Registrant and Union Bank of California dated
               January 27, 1999, incorporated by reference from Exhibit 10.36 of the 1998 10-K.

     10.37     Extension and Modification  Agreement between              *
               the Union Bank of California  and  Registrant
               dated  March  19,   1999,   incorporated   by
               reference  from  Exhibit  10.37  of the  1998
               10-K.

     10.38     First     Amendment    to    Extension    and              22
               Modification Agreement between the Union Bank of California and registrant dated April 30, 1999.

     27        Financial Data Schedule, included herein.                  27

 *  Incorporated by reference
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the instructions to Form 10-K.